Form 10-Q
period 1995-03-31
TECHE BANCSHARES INC
filed 1995-05-15
CIK 740878

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 1995

Commission file Number       2-89561

                     Teche Bancshares, Inc.

Louisiana                               72-1008552
(State or other jurisdiction of         (I.R.S Employer
incorporation or organization)          Identification No.)

606 South Main Street, St. Martinville, Louisiana 70582
(Address of principal executive offices 70582

Registrant's telephone number, including area code:
(318) 394-9726

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 YES (X)          NO ( )

      Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

      Common Stock, $10 Par Value - 27,900 shares as of March 31,
1995.
























   TECHE BANCSHARES, INC. AND SUBSIDIARY
        St. Martinville, Louisiana

        CONSOLIDATED BALANCE SHEETS
   March 31, 1995 and December 31, 1994
          (Dollars in Thousands)
                                            March 31,
                                               1995    December 31,
                                           (Unaudited)     1994
                  ASSETS
Cash and due from banks                         $1,192      $3,019
Interest-bearing deposits in banks                 594         882
Securities Available for Sale at mkt value      10,930      10,900
Securities Held To Maturity (Market Value
     of $2,809 and $4,139, respectively)         2,848       4,215
Other securities at cost                           251         254
Federal funds sold                               2,750           0
Loans, net of allowance for loan losses
     of $179 and $180, respectively)            10,634      10,968
Bank premises, furniture, and equipment            674         668
Accrued interest receivable                        249         252
Other real estate owned                            358         411
Deferred tax asset                                  58          76
Other assets                                       171         171
                                           ------------------------
Total assets                                   $30,709     $31,816
                                           ========================
   LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                      4,433      $4,379
        Interest bearing -
            NOW and MMDA accounts                4,925       8,006
            Savings                              3,348       3,453
            Time, $100 and over,                 5,691       4,322
            Other time                           9,623       9,005
                                           ------------------------
                Total deposits                  28,020      29,165

Accrued interest payable                           101          78
Notes payable - stockholders                       292         292
Other liabilities and accrued expenses             130         316
                                           ------------------------
               Total liabilities                28,543      29,851

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281         281
    Surplus                                      1,143       1,143
    Retained earnings                              876         808
                                           ------------------------
                                                 2,300       2,232
    Less:   225 shares of treasury stock           (21)        (21)
                Allowance for unrealized
                  loss on mkt securities             0          (4)
                Market Value Allowance on
                  AFS Bonds                       (113)       (242)
                                           ------------------------
                Total stockholders' equity       2,166       1,965






                                           ------------------------
Total liabilities and stockholders' equity     $30,709     $31,816
                                           ========================
The accompanying notes are an integral part of this statement.






























































   TECHE BANCSHARES, INC. AND SUBSIDIARY
        St. Martinville, Louisiana

     CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1995 and 1994;
(Dollars in Thousands except Earnings per Share)

                                             Three Months Ended
                                            March 31,   March 31,
                                               1995        1994
Interest income:
    Interest and fees on loans                    $281        $248
    Interest on investment securities -
        U.S. government securities                 218         149
        State and political subdivisions             1           1
    Interest on interest-bearing deposits
        in banks                                    14          17
    Dividends on equity securities                   0           1
    Interest on federal funds sold                  20          17
                                           ------------------------
            Total interest income                  534         433
Interest expense:
    Interest on deposits                          $206        $147
    Stockholder loans                                4           5
                                           ------------------------
            Total interest expense                 210         152
                                           ------------------------
            Net interest income                    324         281

Other income:
    Service charges on deposit accounts             53          49
    Gain on sale of Other Real Estate                4           0
    Other income and charges                        14          14
                                           ------------------------
           Total other income                       71          63

Other expenses:
    Salaries and employee benefits                 129         109
    Occupancy expense                               51          41
    Loss on sale of other real estate                4
    Other operating expenses                       107          99
                                           ------------------------
        Total other expenses                       291         249
                                           ------------------------
        Income before income taxes                 104          95

    Income taxes                                    36          22
                                           ------------------------
            Net income                             $68         $73

    Earnings per share                           $2.42       $2.61

The accompanying notes are an integral part of this statement.








   TECHE BANCSHARES, INC. AND SUBSIDIARY
        St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                (UNAUDITED)
For the Three Months Ended March 31, 1995 and 1994


                                                                                          Allowance for
                                                                                           Unrealized
                                                                                            Loss on    Unrealized
                                            Common Stock                                   Marketable  Gain (Loss)
                                              Stated               Retained    Treasury     Equity       AFS
                                              Value      Surplus   Earnings     Shares    Securities  Securities    Total
Balances, January 1, 1995                         $281      $1,143   $808        ($21)        ($4)       (242)     $1,965

    Net income for the three months                                    68                                             $68

    Change in Unrealized Gain (loss) on AFS                                                               129        $129

    Realized loss on sale of mkt securities                                                     4                      $4
                                                -------    -------  -------     -------     -------     -------     -------

Balances, March 31, 1995                          $281      $1,143   $876        ($21)          0       ($113)      $2,166
                                                =======    =======  =======     =======     =======     =======     =======



Balances, January 1, 1994                         $281      $1,144   $597        ($21)        ($4)         $0      $1,997

    Net income for the three months                                    73                                             $73

    Unrealized Gain (loss) on AFS                                                                          72         $72
                                                -------     ------- -------     -------     -------     -------     -------

Balances, March 31, 1994                          $281      $1,144   $597         $52         ($4)        $72       $2,142
                                                =======     ======= =======     =======     =======     =======     =======

The accompanying notes are an integral part of this statement.

   TECHE BANCSHARES, INC. AND SUBSIDIARY
        St. Martinville, Louisiana

   CONSOLIDATED STATEMENTS OF CASH FLOWS
                (UNAUDITED)
For the Three Months Ended March 31, 1995 and 1994

                                            March 31,   March 31,
                                               1995        1994
Cash flows from operating activities:
    Net income                                     $68         $73
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               20          18
        (Gain) Loss on Other real estate            (4)         (3)
        (Gain) Loss on sale of securities            4           0
        (Inc)dec accrued int recievable              3         (42)
        (Inc) dec deferred tax asset                18          15
        (Inc) dec other assets                       0         (16)
        Inc(dec) accrued interest payable           23          16
        Inc(dec) other liabilities                (186)        (17)
          Net cash provided by operating   ------------------------
            activities                             (54)         44
Cash flows from investing activities:
    Dec interest-bearing deposits in banks         288           0
    Dec(inc) in federal funds                   (2,750)       (750)
    Dec(inc) in investment securities            1,466        (234)
    Net dec (inc) in loans                         334          12
    Recoveries on loan losses                                   (4)
    Capital expenditures premises & equip          (26)        (13)
    Proceeds from sale of securities                 2           0
    Proceeds from sale of other real estate         57          30
                                           ------------------------
      Net cash used in investing activities       (629)       (959)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                               55        (270)
      NOW and MMDA                              (3,081)     (2,747)
      Savings deposits                            (105)         84
      Time deposits $100,000 and over            1,369       1,960
      Other time deposits                          618          39
                                           ------------------------
  Net cash provided by financing activities     (1,144)       (934)

 Net increase in cash and cash equivalents      (1,827)     (1,849)

Cash and cash equivalents, beginning             3,019       3,288

Cash and cash equivalents, end of period        $1,192      $1,439


Cash paid during the period:

    Interest                                      $187        $136

    Income Taxes                                   $14         $14




The accompanying notes are an integral part of this statement.



                     TECHE BANCSHARES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                         March 31, 1995

      The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 1995. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.





















































                     TECHE BANCSHARES, INC.

                   MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

                         March 31, 1995

Liquidity

      Liquidity is the ability to ensure that adequate funds are available to satisfy contractual liabilities, fund operations, meet withdrawal requirements of depositors and provide for customer's credit needs in a timely manner. Our primary source of liquidity is our core deposits. We supplement our core deposits with a line of credit with one of our correspondent banks, public fund time deposits, repurchase agreements with correspondent banks and a line of credit with the Federal Home Loan Bank. Our sources of liquidity are adequate to fund the loan demand that we are experiencing.

Capital Resources and Asset Quality

      Our consolidated risk based capital to asset ratio was 17.26% and Tier one capital ratio was 7.42% at March 31, 1995. The bank only risk based capital ratio was 19.60% and Tier one capital was 8.45%. Banks are required to maintain a risk weighed capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

      Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

      We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 1995 were $76,313 an increase of $19,710 from December 31, 1994. Loans on which the accrual of interest had been discontinued at March 31, 1995 totalled $23,178 which is up $16,302 as compared to the amount at December 31, 1994.

      We are actively marketing our other real estate owned.  At
March 31, 1995 other real estate owned totalled $357,405 which is down $53,747 or 13% from December 31, 1994.

Results of Operations

      Our net income for the three months ended March 31, 1995 was $67,628 down $5,170 or 7% as compared to that of the same period last year. The majority of the decrease in our earnings was the result of an increase in income tax expense. In prior years, we had net operating loss carryforwards that were used to reduce our income tax expense. In 1994 we used all of the remaining tax credits and net operating loss carryforwards that we had.

      Our net interest income for the three months ended March 1995 is up $43,052 as compared to the same period in 1994. Since the beginning of February 1994 interest rates have risen 3% nationally. This increase in rates caused our bank to increase the rate paid on deposits faster than we were able to reprice our assets. During the first quarter of 1995, our asset repricing started to catch up with the deposit repricing. We have been able to maintain our net interest income as the result of actively managing our net interest expense.

      Our bad debt reserve totalled $178,690 at March 31, 1995 which represents 1.6% of our gross loans. Our reserve for loan loss was adequate and did not require any additional provisions during the first quarter of 1995.

      Our other income is up $7,368 when compared to the same period last year. The increase was due primarily as the result of gains on the sale of real estate that we had during the first quarter.

      Other expenses are up $42,021 as compared to the same time last year. The primary causes for this increase in expenses were increases in employee salaries and occupancy expenses. The increases in salaries were the result of raises that were placed in effect during the last quarter of 1994. The increase in occupancy costs were due to increased costs from the addition of the ATM, repairs at our branch for a fire that occurred in the first quarter and depreciation expense associated with recent equipment purchases. During the first quarter of 1995 we added a 24-hour voice response system in order to provide better customer service. The 394-TECH line provides customers 24 hour access to balance information, checks cleared, time and temperature, deposits cleared and banking hours. We actively monitor our costs and are always searching for ways to cost effectively deliver services to our customers

      A provision is made for income tax to reflect one-fourth (3/12ths) of the annualized income tax that we anticipate we will incur. In prior years we had net operating loss carryforwards and investment tax credits that reduced our income tax expense. During 1994 we used all of the remaining credits and operating loss carryforwards that were available.


































                   PART II - OTHER INFORMATION

Item #1    Legal proceedings

           Inapplicable

Item #2    Changes in Securities

           Inapplicable

Item #3    Defaults Upon Senior Securities

           Inapplicable

Item #4    Submission of Matters to be a Vote of Securities Holders

           Inapplicable

Item #5    Other information

           Inapplicable

Item #6    Exhibits and Reports on Form 8-K

           Inapplicable







































                     TECHE BANCSHARES, INC.

      Pursuant to the requirement of the Securities Exchange Act of 1934, the Bank has duly caused this quarterly report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  TECHE BANCSHARES, INC.
                                  Registrant


                                  /s/ Alcee J. Durand, Jr.

May 15, 1995                      Alcee J. Durand, Jr.
Date                              President/CEO