Form 10-Q
period 1995-06-30
TECHE BANCSHARES INC
filed 1995-08-15
CIK 740878

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549

                       FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended     June 30, 1995

Commission file Number   2-89561

                Teche Bancshares, Inc.

Louisiana                          72-1008552
(State or other jurisdiction of    (I.R.S Employer
incorporation or organization)     Identification No.)

606 South Main Street, St. Martinville, Louisiana 70582
(Address of principal executive offices70582

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

     Common Stock, $10 Par Value - 27,900 shares as of June 30,
1995.













TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

 CONSOLIDATED BALANCE SHEETS
June 30, 1995 and December 31, 1994
    (Dollars in Thousands)
                                                        June 30,
                                                          1995      Dec.31,
                                                      (Unaudited)     1994
            ASSETS
Cash and due from banks                                    $1,248      $3,019
Interest-bearing deposits in banks                            297         882
Securities Available for Sale at mkt value                 11,208      10,900
Securities Held To Maturity (Market Value
     of $3,602 and $4,139, respectively)                    3,586       4,215
Other securities at cost                                      254         254
Federal funds sold                                          1,725          0
Loans, net of allowance for loan losses
     of $179 and $180, respectively)                       10,953      10,968
Bank premises, furniture, and equipment                       670         668
Accrued interest receivable                                   268         252
Other real estate owned                                       320         411
Deferred tax asset                                              0          76
Other assets                                                  194         171
                                                     ------------------------
Total assets                                              $30,723     $31,816
                                                     ========================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                                 4,157      $4,379
        Interest bearing -
            NOW and MMDA accounts                           3,991       8,006
            Savings                                         3,098       3,453
            Time, $100 and over,                            6,546       4,322
            Other time                                      9,942       9,005
                                                     ------------------------
                Total deposits                             27,734      29,165

Accrued interest payable                                      125          78
Notes payable - stockholders                                  292         292
Other liabilities and accrued expenses                        201         316
                                                     ------------------------
               Total liabilities                           28,352      29,851

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                               281         281
    Surplus                                                 1,143       1,143
    Retained earnings                                         960         808
                                                     ------------------------
                                                            2,384       2,232
    Less:   225 shares of treasury stock                      (21)       (21)
                Allowance for unrealized
                  loss on mkt securities                        0         (4)
                Market Value Allowance on
                  AFS Bonds                                     8       (242)
                                                     ------------------------
                Total stockholders' equity                  2,371       1,965






                                                     ------------------------
Total liabilities and stockholders' equity                $30,723     $31,816
                                                     ========================
The accompanying notes are an integral part of this statement.







































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1995 and 1994;
(Dollars in Thousands except Earnings per Share)

                                Three Months Ended        Six Months Ended
                                June 30,    June 30,    June 30,    June 30,
                                  1995        1994        1995        1994
Interest income:
    Interest and fees on loans       $279        $251        $560        $500
    Interest on investment securities -
        U.S. government's             240         195         457         344
        State/political sub's           1           1           2          2
    Interest on interest-bearing deposits
        in banks                        6          16          20          34
    Dividends on equities               0           0           0          1
    Interest on federal funds          35           9          55          26
                             ------------------------------------------------
        Total interest income         561         472       1,094         907
Interest expense:
    Interest on deposits             $234        $162        $440        $310
    Stockholder loans                   4           5           7          10
                             ------------------------------------------------
        Total interest expense        238         167         447         320
                             ------------------------------------------------
           Net interest income        323         305         647         587

Other income:
    Service charges deposits           58          49         110          98
    Gain on sale of ORE                 6          11          10          11
    Other income and charges           16          18          31          32
                             ------------------------------------------------
           Total other income          80          78         151         141

Other expenses:
    Salaries/employee benefits        121         119         249         228
    Occupancy expense                  47          41          98          82
    Loss on sale of AFS securities      1           0           5          0
    Other operating expenses          105         112         213         211
                             ------------------------------------------------
        Total other expenses          274         272         565         521
                             ------------------------------------------------
    Income before income taxes        129         111         233         207

    Income taxes                       45          34          81          57
                             ------------------------------------------------
            Net income                $84         $77        $152        $150

    Earnings per share              $3.01       $2.78       $5.44       $5.38

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 1995 and 1994


                                          Allowance for
                                           Unrealized  Unrealized
                                            Loss on   Gain (Loss)
                              Common Stock Marketable      on
                              Treasury Stk   Equity       AFS
                                Surplus    Securities  Securities    Total

Balances, January 1, 1995          $2,211         ($4)      ($242)     $1,965

    Net income six months             152                    -           $152

    Change in Unrealized AFS                                  250        $250

    Realized loss mkt securities                    4                      $4
                                   -------     -------     -------    -------

Balances, June 30, 1995             2,363          $0          $8      $2,371
                                   =======     =======     =======    =======



Balances, January 1, 1994          $2,001         ($4)         $0      $1,997

    Net income six months             150                                $150

    Change in Unrealized AFS                                  (92)      ($92)
                                   -------     -------     -------    -------

Balances, June 30, 1994            $2,151         ($4)       ($92)     $2,055
                                   =======     =======     =======    =======





The accompanying notes are an integral part of this statement.










TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 1995 and 1994

                                                        June 30,    June 30,
                                                          1995        1994
Cash flows from operating activities:
    Net income                                               $152        $150
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                          40          34
        (Gain) Loss on Other real estate                      (10)       (11)
        (Gain) Loss on sale of securities                       5          0
        (Inc)dec accrued int recievable                       (16)       (53)
        (Inc) dec other assets                                 22          2
        (Inc) dec deferred tax asset                           76          15
        Inc(dec) accrued interest payable                      48          25
        Inc(dec) other liabilities                           (115)         59
          Net cash provided by operating             ------------------------
            activities                                        202         221
Cash flows from investing activities:
    Dec interest-bearing deposits in banks                    585          0
    Dec(inc) in federal funds                              (1,725)        275
    Dec(inc) in investment securities                         525     (1,151)
    Net dec (inc) in loans                                     15       (730)
    Capital expenditures premises & equip                     (42)       (17)
    Proceeds from sale of other real estate                   100         200
                                                     ------------------------
      Net cash used in investing activities                  (542)    (1,423)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                        (222)        119
      NOW and MMDA                                         (4,015)    (3,710)
      Savings deposits                                       (354)         78
      Time deposits $100,000 and over                       2,223       2,543
      Other time deposits                                     937        (58)
                                                     ------------------------
  Net cash provided by financing activities                (1,431)    (1,028)

 Net increase in cash and cash equivalents                 (1,771)    (2,230)

Cash and cash equivalents, beginning                        3,019       3,287

Cash and cash equivalents, end of period                   $1,248      $1,057


Cash paid during the period:

    Interest                                                 $400        $295

    Income Taxes                                              $38          $7


The accompanying notes are an integral part of this statement.















                TECHE BANCSHARES, INC.

             NOTES TO FINANCIAL STATEMENTS

                     June 30, 1995

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 1995. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.
























                TECHE BANCSHARES, INC.

              MANAGEMENT'S DISCUSSION AND
          ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS

                     June 30, 1995

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

Capital Resources and Asset Quality

     Our consolidated risk based capital to asset ratio was 17.8% and Tier one capital ratio was 7.71% at June 30, 1995. The bank only risk based capital ratio was 19.8% and Tier one capital was 8.67%. Banks are required to maintain a risk weighed capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

     Asset quality continues to be satisfactory due to our increased emphasis on credit quality in our loan portfolio.
Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

     We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 1995 were $24,822 a decrease of $31,781 from December 31, 1994. Loans on which the accrual of interest had been discontinued at June 30, 1995 totalled $15,902 which is up $9,026 as compared to the amount at December 31, 1994.

     We are actively marketing our other real estate owned.  At
June 30, 1995 other real estate owned totalled $320,703 which is down $90,449 or 21.9% from December 31, 1994.

Results of Operations

Net Income

     Our net income for the six months ended June 30, 1995 was $151,644 up $1,415 as compared to that of the same period last year. Our net interest income increased during the period, however the increase in income was offset by increases in expenses and income tax expense. In prior years, we had net operating loss carryforwards that were used to reduce our income tax expense. In 1994 we used all of the remaining tax credits and net operating loss carryforwards that we had.

Revenue

     Our net interest income for the six months ended June 30, 1995 is up $60,825 as compared to the same period in 1994. Starting in the first quarter of 1994, interest rates rose very rapidly. This increase in rates caused our bank to increase the rate paid on deposits faster than we were able to reprice our assets. During the first quarter of 1995, our asset repricing started to catch up with the deposit repricing. Since that time our net interest income has improved. Additionally, we have improved our net interest income through actively managing our interest expense.

Provision for Loan Losses

     Our bad debt reserve totalled $179,890 at June 30, 1995 which represents 1.6% of our gross loans. Our reserve for loan loss was adequate and did not require any additional provisions during the first six months of 1995.

Other Income

     Our other income is up $9,155 when compared to the same period last year. The increase was due to an increase in NSF income and credit life insurance commissions collected. The NSF income increase was the result of a change in the volume of items overdrawn.

Other Expenses

     Other expenses are up $43,781 as compared to the same time last year. The primary causes for this increase in expenses were increases in employee salaries and occupancy expenses. The increases in salaries were the result of raises that were placed in effect during the last quarter of 1994. The increase in occupancy costs were due to increased costs from the addition of the ATM and depreciation expense associated with recent equipment purchases. During the first quarter of 1995 we added a 24-hour voice response system in order to provide better customer service. The 394-TECH line provides customers 24 hour access to balance information, checks cleared, time and temperature, deposits cleared and banking hours. We actively monitor our costs and are always searching for ways to cost effectively deliver services to our customers.

Provision for Income Tax

     A provision is made for income tax to reflect one-half
(6/12ths) of the annualized income tax that we anticipate we will incur. In prior years we had net operating loss carryforwards and investment tax credits that reduced our income tax expense. During 1994 we used all of the remaining credits and operating loss carryforwards that were available.














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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 14, 1995               Alcee J. Durand, Jr.
Date                          President/CEO