Form 10-Q
period 1995-09-30
TECHE BANCSHARES INC
filed 1995-11-09
CIK 740878

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1995

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

      Common Stock, $10 Par Value - 27,925 shares as of September
30, 1995.














TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

 CONSOLIDATED BALANCE SHEETS
September 30, 1995 and December 31, 1994
    (Dollars in Thousands)
                                                     Sept 30,
                                                       1995    December 31
                                                    (Unaudited)   1994
            ASSETS
Cash and due from banks                                 $1,698     $3,019
Interest-bearing deposits in banks                         297        882
Securities Available for Sale at mkt value              11,860     10,900
Securities Held To Maturity (Market Value
     of $4,206 and $4,139, respectively)                 4,193      4,215
Other securities at cost                                   257        254
Federal funds sold                                         175          0
Loans, net of allowance for loan losses
     of $160 and $180, respectively)                    10,832     10,968
Bank premises, furniture, and equipment                    767        668
Accrued interest receivable                                320        252
Other real estate owned                                    313        411
Deferred tax asset                                           0         76
Other assets                                               190        171
                                                    ----------------------
Total assets                                           $30,902    $31,816
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              4,508     $4,379
        Interest bearing -
            NOW and MMDA accounts                        4,939      8,006
            Savings                                      3,063      3,453
            Time, $100 and over,                         5,330      4,322
            Other time                                   9,635      9,005
                                                    ----------------------
                Total deposits                          27,475     29,165

Securities Sold under Repurchase Agreements                306          0
Accrued interest payable                                   107         78
Notes payable - stockholders                               292        292
Other liabilities and accrued expenses                     257        316
                                                    ----------------------
               Total liabilities                        28,437     29,851

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    1,049        808
                                                    ----------------------
                                                         2,473      2,232
    Less:   225 shares of treasury stock                   (19)       (21)
                Allowance for unrealized
                  loss on mkt securities                     0         (4)
                Market Value Allowance on
                  AFS Bonds                                 11       (242)
                                                    ----------------------






                Total stockholders' equity               2,465      1,965
                                                    ----------------------
Total liabilities and stockholders' equity             $30,902    $31,816
                                                    ======================
The accompanying notes are an integral part of this statement.






































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1995 and 1994;
(Dollars in Thousands except Earnings per Share)

                                Three Months Ended    Nine Months Ended
                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                 1995       1994       1995       1994
Interest income:
    Interest and fees on loans      $297       $276       $857       $775
    Interest on investment securities -
        U.S. government's            246        213        704        557
        State/political sub's          1          1          2          2
    Interest on interest-bearing
        deposits in banks              6         17         26         52
    Dividends on equities              3          0          4          1
    Interest on federal funds         29          2         84         29
                              --------------------------------------------
        Total interest income        582        509      1,677      1,416
Interest expense:
    Interest on deposits            $243       $167       $683       $477
    Stockholder loans                  3          5         11         16
                              --------------------------------------------
        Total interest expense       246        172        694        493
                              --------------------------------------------
           Net interest income       336        337        983        923

Other income:
    Service charges deposits          59         59        170        157
    Gain on sale of ORE                0          0         10         11
    Other income and charges          11         18         42         43
                              --------------------------------------------
           Total other income         70         77        222        211

Other expenses:
    Salaries/employee benefits       135        119        384        352
    Occupancy expense                 54         41        153        121
    Loss on sale of ORE                0          0          0         34
    Loss on sale of securities        (1)         0          4          0
    Other operating expenses          86        112        299        306
                              --------------------------------------------
        Total other expenses         274        272        840        813
                              --------------------------------------------
    Income before income taxes       132        142        365        321

    Income taxes                      43         34        125         87
                              --------------------------------------------
            Net income               $89       $108       $240       $234

    Earnings per share             $3.17      $3.86      $8.60      $8.41

The accompanying notes are an integral part of this statement.
TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 1995 and 1994


                                         Allowance for
                                         Unrealized Unrealized
                                           Loss on  Gain (Loss)
                              Common Stk Marketable     on
                              Treas. Stk   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1995         $2,211        ($4)     ($242)    $1,965

    Net income nine months           240                             $240

    Sale of Treasury Stock             2                               $2

    Change in Unrealized AFS                               254       $254

    Realized loss mkt securities                  4                    $4
                                   -----      -----      -----      -----

Balances, Sept. 30, 1995          $2,453         $0        $12     $2,465
                                  =======    =======    =======    =======



Balances, January 1, 1994         $2,001        ($4)        $0     $1,997

    Net income nine months           234                             $234

    Change in Unrealized AFS                              (149)     ($149)
                                   ------     ------     ------     ------

Balances, Sept. 30, 1994          $2,235        ($4)     ($149)    $2,082
                                   ======     ======     ======     ======





The accompanying notes are an integral part of this statement.








TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 1995 and 1994

                                                     Sept. 30,  Sept. 30,
                                                       1995       1994
Cash flows from operating activities:
    Net income                                            $240       $234
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       63         53
        (Gain) Loss on Other real estate                   (10)        22
        (Gain) Loss on sale of securities                    4          0
        (Inc)dec accrued int recievable                    (68)       (89)
        (Inc) dec other assets                             (18)         1
        (Inc) dec deferred tax asset                        76          0
        Inc(dec) accrued interest payable                   30         23
        Inc(dec) other liabilities                         (59)        88
          Net cash provided by operating            ----------------------
            activities                                     258        332
Cash flows from investing activities:
    Dec interest-bearing deposits in banks                 585          0
    Dec(inc) in federal funds                             (175)       625
    Dec(inc) in investment securities                     (688)      (717)
    Net dec (inc) in loans                                 136     (1,256)
    Capital expenditures premises & equip                 (161)       (93)
    Proceeds from sale of other real estate                107        262
                                                    ----------------------
      Net cash used in investing activities               (196)    (1,179)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                      129       (178)
      NOW and MMDA                                      (3,067)    (2,579)
      Savings deposits                                    (390)      (243)
      Time deposits $100,000 and over                    1,007      1,460
      Other time deposits                                  630        165
    Increase in Repurchase Agreements                      306          0
    Increase in Fed Funds Purchased                          0        350
    Sale of Treasury Stock                                   2          0
                                                    ----------------------
  Net cash provided by financing activities             (1,383)    (1,025)

 Net increase in cash and cash equivalents              (1,321)    (1,872)

Cash and cash equivalents, beginning                     3,019      3,288

Cash and cash equivalents, end of period                $1,698     $1,416


Cash paid during the period:

    Interest                                              $665       $470

    Income Taxes                                           $57        $10








The accompanying notes are an integral part of this statement.










                     TECHE BANCSHARES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                       September 30, 1995

      The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 1995. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.


















                     TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1995

Liquidity

Liquidity is the ability to insure that adequate funds are available to satisfy contractual liabilities, fund operations, meet withdrawal requirements of depositors and provide for customer's credit needs in a timely manner. Our primary source of liquidity is our core deposits. We supplement our core deposits with a line of credit with one of our correspondent banks, public fund time deposits, repurchase agreements with correspondent banks and a line of credit with the Federal Home Loan Bank. Our sources of liquidity are adequate to fund the loan demand that we are experiencing.

At the parent company level, cash is needed to service long-term debts. Cash to fund long-term debt is currently being funded from dividends from the Bank and from the Parent's cash held with the Bank. Management believes the parent's current sources of funds are sufficient to meet its liquidity needs for the foreseeable future.

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.26% and Tier one capital ratio was 7.95% at September 30, 1995. The bank only risk based capital ratio was 20.37% and Tier one capital was 8.92%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our increased emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 1995 were $38,749 a decrease of $17,854 from December 31, 1994. Loans on which the accrual of interest had been discontinued at September 30, 1995 totalled $6,294 which is down $582 as compared to the amount at December 31, 1994.

We are actively marketing our other real estate owned. At September 30, 1995 other real estate owned totalled $313,703 which is down
$97,449 or 23.7% from December 31, 1994.

Results of Operations

Net Income. Our net income for the nine months ended September 30, 1995 was $240,243 up $5,595 as compared to that of the same period last year. Our net interest income increased during the period, however, the increase in income was offset by increases in salaries and benefit expense, occupancy expense and income tax expense. In prior years, we had net operating loss carryforwards that were used to reduce our income tax expense. In 1994 we used all of the remaining tax credits and net operating loss carryforwards that we had.

Revenue. Our net interest income for the nine months ended September 30, 1995 is up $60,179 as compared to the same period in 1994. Starting in the first quarter of 1994, interest rates rose very rapidly. This increase in rates caused our bank to increase the rate paid on deposits faster than we were able to reprice our assets. During the first quarter of 1995, our asset repricing started to catch up with the deposit repricing. Since that time our net interest income has improved. Additionally, we have improved our net interest income through actively managing our interest expense.

Provision for Loan Losses. Our bad debt reserve totalled $160,194 at September 30, 1995 which represents 1.47% of our gross loans. Our reserve for loan loss was adequate and did not require any additional provisions during the first nine months of 1995.

Other Income. Our other income is up $9,155 when compared to the same period last year. The increase was due to an increase in NSF income and service charges on new demand deposit accounts opened. The NSF income increase was the result of a change in the volume of items overdrawn.

Other Expenses. Other expenses are up $26,532 as compared to the same time last year. The primary causes for this increase in expenses were increases in employee salaries and occupancy expenses. The increases in salaries were the result of raises that were placed in effect during the last quarter of 1994. The increase in occupancy costs were due to increased costs from the addition of the ATM, depreciation expense associated with recent equipment purchases and the expenses associated with opening and operating our new Coteau Branch.

During the first quarter of 1995 we added a 24-hour voice response system in order to provide better customer service. The 394-TECH line provides customers 24-hour access to balance information, checks cleared, time and temperature, deposits cleared and banking hours.

During the third quarter we purchased a building and equipment located in Coteau, Louisiana. The building and equipment was formerly the branch of a New Iberia bank that was sold and the purchaser had decided to close the location. We purchased the assets and opened it as a branch of our bank. We are very excited with the progress that has been made in opening this branch. Our branch commenced operations on July 17, 1995. We actively monitor our costs and are always searching for ways to cost effectively deliver services to our customers.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12th) of the annualized income tax that we anticipate we will incur. In prior years we had net operating loss carryforwards and investment tax credits that reduced our income tax expense. During 1994 we used all of the remaining credits and operating loss carryforwards that were available.





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

                                  TECHE BANCSHARES, INC.
                                  Registrant


                                  /s/ Alcee J. Durand, Jr.

November 9, 1995                  Alcee J. Durand, Jr.
Date                              President/CEO