Form 10-K
period 1995-12-31
TECHE BANCSHARES INC
filed 1996-03-28
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 1995
                                 or
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 (no fee required)

                Commission File Number    2-89561

                         TECHE BANCSHARES, INC.
       (Exact name of registrant as specified in its charter)

        Louisiana                            72-1008552

(State of incorporation)      (I.R.S. Employer Identification No.)

        606 S. Main Street, St. Martinville, Louisiana  70582
       (Address of principal executive offices)         (Zip code)

                            (318) 394-9726
        (Registrant's telephone number, including area code)


     SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                NONE

     SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:


                   Common Stock, $10.00 par value

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by nonaffiliates of the Registrant: (Total number of shares held by nonaffiliated: See Part II, item 5.)
Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 1995



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 1995                      Parts I, II and IV

Definitive Proxy Statement for the 1995
  Annual Meeting of Shareholders                  Part IV








































                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART I




Item 1. Business

General -

    Teche Bancshares, Inc. (Company) was organized during 1984 for the purpose of operating as a one bank holding company. As a result, Teche Bank and Trust Company (Bank) was acquired by Teche Bancshares, Inc. in a business combination accounted for as a pooling of interests. Teche Bancshares, Inc.'s sole source of income is derived from the earnings and dividends of its subsidiary, Teche Bank & Trust Company.

    Teche Bank and Trust Company is a Louisiana chartered state bank engaged in the general banking business since September 27, 1969. The Bank's main office is located in the primary business district of St. Martinville, Louisiana. The Bank has two branches. One is located on the north side of town on the main thoroughfare. The other branch is in Coteau, Louisiana. The population of both areas is largely rural and the economy is based on agriculture, textiles and tourism.

    The City of St. Martinville is located in the south central part of Louisiana. The Bank's primary market area, the City of St. Martinville, had a population of 7,965 in 1990. Its general market area, St. Martin Parish, Louisiana, had a population of 40,214 and has not experienced substantial population growth over the past several years.

    The community of Coteau is located twelve miles south of St. Martinville in Iberia Parish. The primary market area of the Coteau Branch is the six mile circular radius from the branch that is within Iberia Parish. The population of the primary market area is approximately 6,450 people. There are no banks or branches of other financial institutions located within the primary market area.

Competition -

    There are two other banks and one savings and loan in the Bank's primary market area. Competition for loans and deposits is intense among the financial institutions in the area.







    In the Bank's general market area there are four other banks and one domestic savings and loan institution aggressively pursuing loans, deposits and other accounts. Below is a list of banks headquartered in St. Martin Parish with their total deposits as of December 31, 1995:

                 Bank                       Thousands of Dollars

Teche Bank and Trust Co.                              $ 30,516
St. Martin Bank and Trust                               70,980
Farmers-Merchants Bank and Trust                        86,557
First National Bank of St. Martin                       44,238

  Total parish bank deposits                          $232,291
                                                      ========

Regulation -

    As a bank holding company, Teche Bancshares, Inc. is subject to the Bank Holding Company Act of 1956, as amended (the "Act"). The Act subjects Teche Bancshares, Inc. to supervision and regulation by the Federal Reserve Board, which includes periodic examinations and the obligation of Teche Bancshares, Inc. to file semi-annual and annual reports with the Federal Reserve Board. The Act requires prior approval by the Federal Reserve Board for acquisitions of more than 5 percent of the voting shares or substantially all of the assets of any bank or bank holding company. The Act prohibits Teche Bancshares, Inc. from engaging in any business other than banking or bank-related activities specifically allowed by the Federal Reserve Board. The Act also prohibits Teche Bancshares, Inc. and its subsidiary from engaging in certain tie-in arrangements in connection with the extension of credit, the lease or sale of property or the provision of any services. Under Title VI of the Financial Institutions, Reform, Recovery and Enforcement Act of 1989, the Act has been amended to authorize bank holding companies to acquire savings and thrift institutions without tandem operations restrictions. Teche Bancshares, Inc.'s one banking subsidiary ("The Bank") is subject to a variety of regulations concerning the maintenance of reserves against deposits, limitations on the rates that can be charged on loans or paid on deposits, branching, restrictions on the nature and amounts of loans and investments that can be made and limits on daylight overdrafts. The Bank is regulated by the Federal Deposit Insurance Corporation.

    The Bank is limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Bank to Teche Bancshares, Inc. if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. See Item 5 and Note 15 of Notes to Consolidated Financial Statements, which isincorporated by reference into Item 8 of this Annual Report on Form 10-K. The Bankis also restricted from extending credit or making loans to or investments in Teche Bancshares, Inc. and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

    The Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by registered bank holding companies and banks.

    "Primary capital" for this purpose includes common stock, surplus, undivided profits, contingency and other capital reserves, and the allowance for loan losses. "Total capital" consists of primary capital plus secondary capital, which includes certain limited-life preferred stock and long-term debt that meets certain maturity and preference ranking criteria.

    In January, 1989, the Federal Reserve Board issued risk-based capital guidelines to assist in the assessment of the capital adequacy of bank holding companies and banks. These guidelines include a new definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The risk-based capital guidelines also establish a schedule for achieving the minimum supervisory standards and provide for transitional arrangements during a phase-in-period (beginning year end 1990) to facilitate adoption and implementation of the measure at the end of 1995.

    The table below indicates the Bank's capital measures at December 31, 1995. The bank meets the risk-based capital guidelines at December 31, 1995 as follows:

                                              Regulatory    Bank's

                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%      17.07%
                                                 =====      ======
  Tier 2                                           - %       1.09%
                                                 =====      ======
  Total risk-based capital ratio                  8.0%      18.16%
                                                 =====      ======












Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 1995          1994          1993
              ASSETS            ------        -----         ------

Cash and due from banks        $ 1,416       $ 1,282       $ 1,377
Interest-bearing deposits
  in banks                         390           882         1,016
Investments securities:
  U. S. Treasury securities       1,581         1,890         1,356
  Federal agency securities      13,067        11,507        10,961
  States and political
    subdivisions                     52            54            54
  Other securities                  256           157           153
                                 ------        ------        ------
    Total investment securities  14,956        13,608        12,524

Federal funds sold                1,672           890         3,790
Loans, net of allowance
  for losses                     10,802        10,344         9,879
Bank premises, and equipment        829           800           594
Accrued interest receivable         250           231           244
Other real estate owned             215           397           643
Other assets                        380           365           414
                              ---------     ---------     ---------
    Total assets                $30,910       $28,799       $30,481
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 4,528       $ 4,291       $ 5,528
    NOW and MMDA accounts         4,980         5,188         7,260
    Savings                       3,185         3,614         3,628
    Time (100,000 and over)       5,472         4,038         2,299
    Other time                    9,695         8,763         9,056
                                 ------        ------        ------
           Total deposits        27,860        25,894        27,771
  Federal funds purchased             1            21            1
  Securities repurchased             23            83            -
  Accrued interest payable          119            82            76
  Notes payable - stockholders      280           416           454
  Other liabilities &
    accrued expense                 447           208           201
                                 ------        ------        ------
     Total liabilities           28,730        26,704        28,503
                                 ------        ------        ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits                 781           696           579
    Total stockholders' equity    2,201         2,116         1,999
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      2,180         2,095         1,978
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $30,910       $28,799       $30,481
                               ========      ========      ========










































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  1995          1994           1993


Interest earning assets:
  Interest-bearing deposits,
    in banks                      $390           $882       $ 1,016
  Interest earned on interest-
    bearing deposits                27            69             83

  Yield on interest-bearing
    deposits                       7.0%          7.8%          8.2%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $14,648       $13,397       $12,317
  Interest earned on U. S. Treasury
    and federal agency securities   957           758           670

  Yield on U. S. Treasury and
    federal agency securities      6.5%          5.6%          5.4%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                    $52           $54           $54

  Interest earned on obligations of
    states and political
    subdivisions                      3             3            3

  Yield on obligations of states and
    political subdivisions          5.3%          5.7%         5.7%
                                  ======        ======       ======

  Other securities                 $256          $ -           $ -

  Interest/dividends earned
    on other securities               5            -             -


  Yield on other securities         2.0%           -%            -%
                                  ======       ======        ======

  Federal funds sold            $ 1,672         $890        $3,790
  Interest earned on
    federal funds sold               98           33           110

  Yield on federal funds sold       5.8%         3.7%          2.9%
                                  ======       ======        ======

  Net loans                      $10,802      $10,344        $9,879
  Interest and fees
    earned on net loans            1,138        1,055         1,025

  Yield on net loans               10.5%        10.2%         10.4%
                                  ======       ======        ======

  Total interest earning assets  $27,820       $25,567      $27,055
    Interest earned on total
      interest-earning assets      2,229         1,918        1,891

    Yield on total interest-earning
        assets                      8.0%          7.5%         7.0%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $4,980       $ 5,188       $7,260
  Interest paid on NOW AND MMDA
    accounts                         114           108          149

  Average rate on NOW AND MMDA
    accounts                        2.3%          2.1%         2.1%
                                  ======        ======       ======































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,

                                    1995          1994         1993

  Savings                        $ 3,185       $ 3,614       $3,628
  Interest paid on savings            63            72           74

  Average rate paid on savings      2.0%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $ 5,472       $ 4,038      $ 2,299
  Interest paid on time deposits,
    $100,000 and over                287           153           75

  Average rate paid on time deposits,
    $100,000 and over               5.2%          3.8%         3.2%
                                  ======        ======       ======

  Other time deposits            $ 9,695       $ 8,763      $ 9,056
  Interest paid on other time
    deposits                         457           325          358

  Average rate paid on other time
    deposits                        4.7%          3.7%         4.0%
                                  ======        ======       ======

  Federal funds purchase            $ 1          $ 21          $ 1
  Interest paid on federal funds
    purchased                         -             1            -

  Average rate paid on federal funds
    purchased                       3.3%          5.4%         3.0%
                                  ======        ======       ======

  Securities repurchased           $ 23          $ 83         $  -

  Interest paid on securities
    repurchased                       1             8            -

  Average rate paid on securities
    repurchased                     5.6%          9.2%           -
                                  ======        ======      ======

  Notes payable - stockholders     $ 280         $ 416        $ 454
  Interest paid on notes payable -
    stockholders                      14            21           26

  Average rate paid on notes
    payable - stockholders          5.1%          5.1%         5.8%
                                  ======        ======       ======

      Total interest bearing
        liabilities              $23,636      $22,123       22,698
      Interest paid on total interest
        bearing liabilities          936          687          682

      Average rate on total interest
        bearing liabilities         4.0%         3.1%         3.0%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     4.0%         4.8%        4.4%
                                  ======       ======      ======





































Changes in Interest Income and Expenses -


     The following table shows, for the periods indicated, the change in interest income and interest expense for each major component of interest-earning assets and interest-bearing liabilities attributable to (i) changes in volume (change in volume multiplied by old rate), (ii) changes in rates (change in rate multiplied by old volume) and (iii) changes in rate/volume (change in rate multiplied by the change in volume). The change in interest income or expense attributable to the combination of rate variance and volume variance is included in the table, but such amount has also been allocated between, and included in the amounts shown as, changes due to rate and changes due to volume. The allocation of the change due to rate/volume variance was made in proportion to the amounts due solely to rate variance and solely to volume variance, which amounts are not included in the table. Balances of non-accrual loans and related income recognized have been included for computational purposes. Yields of tax exempt securities have not been computed on a tax equivalent basis.

                     Year Ended December 31,
                     (dollars in thousands)
                                            1992 v. 1993
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                      (99)         7    (4)      (96)
    U. S. Treasury & Federal
      Agency Sec.                    89        (65)   (9)       15
    State and political
      subdivisions                    -          -     -        -
    Federal Funds sold               58        (13)  (10)       35
    Net loans                        30        (69)   (2)      (41)
                                   ----       ----  -----      ----
      Total interest
        earning assets               78       (140)  (25)      (87)
                                   ----       ----  -----      ---
Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts            22        (80)   (9)      (67)
    Savings                           8        (41)   (3)      (36)
    Time deposits, $100,000
      and over                      (10)       (27)    3       (34)
    Other time deposits              (9)      (115)    2      (122)
    Federal funds purchased           -          -     -         -
    Securities repurchased            -          -     -         -
    Notes payable - stockholder       -         (8)    -        (8)
                                   ----       ----  -----      ---
      Total interest-bearing
        liabilities                  11       (271)   (7)     (267)
                                   ----       ----  -----      ---
      Increase (decrease) in net
        interest income              67        131   (18)      180
                                   =====      =====  =====    =====


















































                                           1993 v. 1994
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                     (11)        (4)     1      (14)
    U. S. Treasury & Federal
      Agency Sec.                   59         27      2       88
    State and political
      subdivisions                   -          -      -        -
    Federal Funds sold             (83)        30    (23)     (76)
    Net loans                       51        (20)    (1)      30
                                   ----       ----  -----      ---
      Total interest earning
        assets                      16         33    (21)      28
                                   ----       ----  -----      ---

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts          (41)         -      -      (41)
    Savings                          1          -      1        2
    Time deposits, $100,000
      and over                      54         14     10       78
    Other time deposits            (10)       (24)     1      (33)
    Federal funds purchased          1          -      -        1
    Securities repurchased           -          -      7        7
    Notes payable - stockholder     (2)        (3)     -       (5)
                                   ----       ----  -----      ---
      Total interest-bearing
        liabilities                  3        (13)    19        9
                                   ----       ----  -----      ---
      Increase (decrease) in net
        interest income             13         46    (40)      19
                                   =====      ====  =====   =====


















                                           1994 v. 1995
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                     (38)        (7)    4       (41)
    U. S. Treasury & Federal
      Agency Sec.                   70        121    11       202
    State and political
      subdivisions                   -          -     -         -
    Federal Funds sold              29         19    16        64
    Net loans                       47         31     1        79
      Total interest earning
        assets                     108        164    32       304

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts           (4)        10     -         6
    Savings                         (9)         -     -        (9)
    Time deposits, $100,000
      and over                      55         57    20       132
    Other time deposits             34         88     9       131
    Federal funds purchased         (1)         -     -        (1)
    Securities repurchased          (6)        (3)    2        (7)
    Notes payable - stockholder     (7)         -     -        (7)
      Total interest-bearing
        liabilities                 62        152    31       245

      Increase (decrease) in net
        interest income             46         12     1        59
                                  =====      =====  =====    =====






















Interest Sensitivity -

    The Company's policy for interest-rate sensitivity management is to control the exposure of net interest income to interest rate movements. The relationship or gap between repricing dates of interest-earning assets and interest-bearing liabilities must be actively monitored and flexible enough to take advantage of changes in market rates. The Company follows such a policy and responds to market change by adjusting the structure of the assets and liabilities repricing within comparable time intervals. This enables the Company to respond to the volatility of interest rates, and thereby capitalize on profit opportunities while minimizing adverse changes in earnings.

    The following table reflects the year-end position (in thousands) of the Company's interest-earning assets and interest-bearing liabilities which can either reprice or mature within the designated time periods. The interest sensitivity gaps can vary day-to-day and are not necessarily a reflection of the future. In addition, certain assets and liabilities within the same designated time period may nonetheless reprice at different times and at different levels.

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 1,108    $ 1,108
Securities available
  for sale         6,215     3,464    2,263          -      11,942
Securities held
  to maturity      2,210     2,367      696          -       5,273
Other securities       -        -       258          -         258
Federal funds sold 2,800        -         -          -       2,800
Loans              4,941     4,212    1,382         238     10,773
Other assets           -        -         -       1,315      1,315
                 -------   -------   ------     -------    -------
    Total assets $16,166   $10,043   $4,599     $ 2,661    $33,469
                 =======   =======   ======     =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 5,282    $ 5,282
Interest-bearing deposits:
  NOW and MMDA's    2,645    4,153        -          -       6,798
  Savings           1,281    1,920        -          -       3,201
  Time, $100,000
    and over        4,438      817        -          -       5,255
  Other time        9,400      579        -          -       9,979
  Other liabilities   151       -         -         270        421
  Stockholder's equity  -       -         -       2,533      2,533

                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $17,915  $ 7,469      $ -     $ 8,085    $33,469
                  =======  =======     ======   =======    =======
Interest rate
  sensitivity gap $(1,749) $ 2,574     $4,599   $(5,424)
                   ======= =======     ======    =======














































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 1995, 1994 and 1993 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:

                                      1995
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 2,922      $ 9        $ (2)    $ 2,929
  Mortgage-backed
    securites             8,995       50         (32)      9,013
                        -------      ---        ----      ------
      Totals             11,917       59         (34)     11,942


Securities held to maturity:
  U.S. Government
    and Agency
    Securities              813        3           -         816
  State and Municipal
    Securities              208        -          (8)        200
  Mortgage-backed
    Securities            4,252       34         (27)      4,259
                        -------      ---        ----      ------
      Totals              5,273       37         (35)      5,275


Other Securities            258        -           -         258
Less:  Reserve for
  unrealized loss
  on corporate stock          -        -           -           -
                        -------      ---        ----      ------
    Totals                  258        -           -         258

      Total securities   $17,448     $96         $(69)   $17,475
                        =========    ====        =====   ========












Investment Portfolio (Continued) -
(in thousands)
                                      1994
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 4,952      $ 3        $ (130)   $ 4,825
  Mortgage-backed
    securites             6,315        9          (250)     6,074
                        -------      ---          ----    -------
       Totals            11,267       12          (380)    10,899


Securities held to maturity:
  U.S. Government
    and Agency
    Securities            2,943        -          (23)     2,920
  State and Municipal
    Securities               55        -            -         55
  Mortgage-backed
    Securities            1,217        -          (53)     1,164
                        -------      ---          ----    -------
      Totals              4,215        -          (76)     4,139


Other Securities            257        -            -        257
Less:  Reserve for
  unrealized loss
  on corporate stock        (4)        -            -        (4)
                        -------      ---          ----    -------
    Totals                  253        -            -        253

      Total securities  $15,735      $12        $(456)   $15,291
                       =========     ====       ======   ========


















Investment Portfolio (Continued) -
(in thousands)
                                      1993
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities    $  -        $  -        $  -       $  -
  Mortgage-backed
    securites            $  -        $  -        $  -       $  -
                        -------      ----        ----     ------
       Totals            $  -        $  -        $  -       $  -


Securities held to maturity:
  U.S. Government
    and Agency
    Securities           9,122        161           -       9,283
  State and Municipal
    Securities              54          2           -          56
  Mortgage-backed
    Securities           4,321         72         (39)      4,354
                        ------       ----        ----      ------
      Totals            13,497        235         (39)     13,693


Other Securities           156          -           -         152
Less:  Reserve for
  unrealized loss
  on corporate stock        (4)         -           -          -
                        ------       ----        ----      ------
    Totals                 152          -           -         152

     Total securities  $13,649       $235         $(39)   $13,845
                      =========      ====         =====   ========



















Investment Portfolio (Continued) -

                                        1995
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years


Securities available for sale:
  U.S. Government and
    Agency Securities   $1,498     $  927      $  504     $   -
  Mortgage-backed
    securities           4,717      2,538       1,220        539
                        ------      -----       -----      -----
      Totals             6,215      3,465       1,724        539

Securites to be held to maturity:
  U.S. Government and
    Agency Securities      213        600          -          -
  State and municipal
    securities               -        208          -          -
  Mortgage-backed
    securities           1,997      1,559         589        107
                        ------      -----       -----      -----
      Totals             2,210      2,367         589        107

Other securities             -          -          -         259

  Total                 $8,425     $5,832      $2,313       $905
                       =======    =======     =======     ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      5.6%        6.2%         6.9%        -
                          ======      ======       ======   ======

  Mortgage-backed
    securities             6.7%        7.2%         6.3%       8.4%
                          ======      ======       ======    ======

Securities to be held to maturity:
  U.S. Government and
  Agency Securities        5.5%        7.0%          -          -
                          ======      ======       ======    ======

  State and municipal
    securities              -          4.0%          -          -
                          ======      ======       ======    ======

 Mortgage-backed
   securities              5.7%         -           6.9%       1.0%
                          ======      ======       ======    ======

Other securities            -           -            -         2.0%
                          ======      ======       ======    ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.















































Loan Portfolio Information -


Types of Loans:          1995     1994     1993     1992     1991*

Real estate loans     $ 5,858  $ 6,710  $ 5,420   $ 5,353  $ 5,697
Commercial and
  industrial loans      2,412    1,779    1,854     1,825    1,617
Personal and
  consumer loans        2,702    2,679    2,649     2,362    2,399
All other loans            24       39       13         5        3
                       ------   ------    -----     -----    -----
  Totals               10,996   11,207    9,936     9,545    9,716
Less: Unearned income     (62)     (59)     (73)      (92)    (120)
      Allowance for
        loan losses      (161)   (180)     (181)     (193)    (305)
                       ------   ------    -----     -----    -----
         Net loans    $10,773 $10,968   $ 9,682   $ 9,260  $ 9,291
                      ======= =======   =======   =======  =======

*During 1991, the bank reclassified loans to more closely reflect the regulatory reporting requirements.



Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)


                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                1995      less     five Years     Ten     Years

Real estate    $5,858    $1,989     $2,486      $1,261     $122
Commercial and
  industrial    2,412     1,681        731          -        -
Personal and
  consumer      2,702     1,610      1,092          -        -
All other          24        24          -          -        -
             --------  --------    -------      ------    ------
    Totals    $10,996    $5,304     $4,309      $1,261      $122
             ========  ========    =======      ======    ======












Non-accrual, Past Due and Restructured Loans:
(in thousands)
                                       December 31,   December 31,
                                          1995           1994

Non-accrual loans                         $238           $  7
                                          =====          =====
Restructured loans                        $ 58           $282
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $ 26           $ 63
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $410,005 as of December 31, 1995.

        At December 31, 1995, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that large commercial loans have been the Bank's largest problem through the 1980's. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 1995       1994
Balance, beginning of year                      $ 180      $ 181
Charge-offs:
  Installment loans                                 6         14
  Commercial loans                                 15          -
                                                  ---        ---
    Total Charge off's                             21         14
Recoveries:
  Real estate loans                                -           -
  Installment loans                                 1          3
  Commercial loans                                  1         10
                                                  ---        ---
    Total Recoveries                                2         13

Net charge-offs                                    19          1

Balance, end of year                            $ 161      $ 180
                                                =====      =====
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                         .01%        .01%
                                                =====       =====


     In determining the adjustments charged in operations, management considered the overall risk of loan losses in its loan portfolio, as well as considering the potential losses that might be incurred on specific loans.

     Management does not allocate its allowance for loan loss by asset category; however, in determining the balance of the allowance for loan loss account, management considers the various risks inherent with the Bank's loan portfolio, as well as specific risk of certain loans. The allowance for loans losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problems loans and current economic conditions that may affect the borrower's ability to pay.

































Deposits -

        See analysis of net interest earnings for average deposits and average rate paid.

Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                1995     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $5,255     $1,475    $1,587      $1,376     $817
              ======     ======    ======      ======     ====


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              1995           1994           1993

Return on average assets      1.0%            .9%           1.4%
                             =====          =====          =====

Return on average equity     15.4%          11.7%          25.8%
                             =====          =====          =====

Dividend payout ratio        10.4%          14.2%           8.3%
                             =====          =====          =====

Equity to asset ratio         7.1%           7.3%           6.5%
                             =====          =====          =====

Capital adequacy ratio        8.0%           6.7%           7.1%
                             =====          =====          =====


Item 2. Properties

    The main banking house is made of concrete and brick and has 3,200 square feet of working area. The main banking house and concrete parking lot are situated on three adjoining pieces of property on the outskirts of St. Martinville, Louisiana.
The Bank also owns a piece of property on the outskirts of St. Martinville, Louisiana, on which they have a branch made of concrete and brick which has 1,660 square feet of working area. The Coteau Branch is constructed of brick with 1,170 square feet of working area. None of these properties carry a mortgage.



Item 3. Legal Proceedings

    The Company is not involved in any legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 1995.














































                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 1995, it is believed that the stock of the Company trades for approximately $70.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 1995, Teche Bancshares, Inc. had approximately 396 stock-holders.

    Teche Bancshares, Inc. paid a dividend of $1.25 per share in 1995, 1994, and 1993. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

    Teche Bank & Trust Company is a Louisiana state banking corporation. Applicable Louisiana law prohibits a state bank from paying a dividend if its surplus remaining after payment of the dividend would be less than half the aggregate par value of its outstanding stock. In addition, a state bank is required to obtain the prior approval of the Louisiana Commissioner of Financial Institutions before declaring or paying a dividend in a given year if the total of all dividends declared and paid by the state bank during the year would exceed the total of its net profit for that year combined with the net profit from the immediately preceding year.
















Item 6. Selected Financial Data
(in thousands except per share)

                1995       1994       1993       1992       1991

Investment
  securities  $17,474    $15,368    $13,650    $13,753    $ 8,632

Loans          10,773     10,968      9,682      9,261      9,292

Deposits       30,516     29,165     27,334     27,008     24,114

Stockholders
  equity        2,533      1,965      1,997      1,611      1,236

Operating
  revenues      2,551      2,179      2,125      2,189      2,494

Net interest
  income        1,288      1,223      1,209      1,028        998

(Recovery of)
  provision for
  loan losses      -         -           -        (100)        -


Net income        337        246        421        403         70

Earnings
  per share     12.07       8.81      15.09      14.44       2.52

Total assets   33,470     31,816     29,875     29,313     26,226

Cash dividend:
  Per share      1.25       1.25       1.25       1.00        .25
  Total            35         35         35         28          7



















Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations

1995 IN REVIEW

    Our net income for the years ended December 31, 1995, 1994 and 1993 was $337,024, $245,877 and $421,134, respectively. Net income for 1995 increased by $91,147 from $245,877 in 1994. Net income decreased by $175,257 in 1994 from $421,134 for the year ended 1993. Earnings per common share were $12.07 for 1995, $8.81 for 1994 and $15.09 for 1993. Return on average assets and return on equity was 1.0% and 15.4% for 1995. Return on average assets and return on equity was .9% and 11.7% for 1994. For 1993, return on average assets was 1.4% and return on equity was 25.8%.

Highlights for 1995 were as follows:

1. We increased our customer base by purchasing a branch bank in Coteau, LA. Our Coteau branch opened for operations on July 17, 1995 receiving overwhelming acceptance. The Coteau branch offers ATM service and Saturday Banking to residents of that community.

2. During 1995 we were the first to introduce 24-Hour Voice Response service to our community through our 394-TECH (8324) line. Now customers of Teche Bank & Trust Company can obtain balance, checks cleared and deposit information on their accounts 24 hours a day. Our voice line service has received widespread acceptance with several thousand incoming phone inquires each month.

3. With the purchase of our Coteau Branch we added our second ATM to serve our customers. Usage of our Teche-24 ATM in St.
Martinville continues to increase and as the result has caused other financial institutions in our community to follow by installing ATM's.

4.  We continue to be the only financial institution in St.
Martinville offering Saturday banking, ATM services and a voice response line. We are marketing these services together as competitive advantages over the other financial institutions in St. Martinville.














EARNINGS ANALYSIS

Net Interest income

Net interest income was $1,287,894 in 1995 compared to $1,223,496 in 1994, an increase of $64,398. We were able to increase our net interest income for the year ended 1995 as a result of growth in the bank's total assets. After several years of low growth, we have begun to experience growth in the bank's total assets.

Net interest income for 1994 was $1,223,496, compared to $1,208,740 in the prior year, an improvement of $14,756. Despite the rapid increase in interest rates that occurred in 1994 we were able to improve our net interest income that year by closely monitoring the rate that we paid for deposits.

Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. It has not been necessary to add to our provision for loan losses since 1990. In 1992 we transferred $100,000 of the excess that we had carried in our reserve to income. During 1995, 1994 and 1993 we maintained our reserve for loan loss account at a level that was adequate without making any additions to the provision account.
The allowance for loan losses at December 1995 was $160,762 or 1.47% of gross loans.

Other Income

Other income was $322,247 for 1995 as compared to $260,433 in 1994. The majority of the increase in other income was due to a recovery of approximately $40,000 of the loss from the sale of Louisiana Agricultural Finance (LAFA) Bonds. In 1991, we sold the LAFA bonds that we owned realizing a loss of approximately $200,000. Since that time we have been listed in the class action suit that was filed against Executive Life, the issuer of the bond. In 1995, we received our share of the funds that were available for the reimbursement on the loss incurred.

Other income was $260,433 for 1994 as compared to $234,744 in 1993. The majority of the increase in other income was in service charges on deposit accounts. Service charges on deposit accounts was $213,369 for 1994 compared to $197,124 in 1993. This increase was the result of continued monitoring of our NSF charges waived. We have reduced the number and instances of NSF charges waived by limiting the authority to waive charges to our executive management.




Other Expenses

Other expenses were $1,122,806 for 1995 compared to $1,098,462 in 1994. The increase in other expenses was the result of increases in salaries and employee benefits, occupancy expense, and net other real estate losses. Salaries and benefits and occupancy expense increased due to the addition of the Coteau branch and the additional expenses associated with operating that location. Net other real estate losses were incurred to reduce our other real estate owned. We sold several properties during 1995 that we had held for over five years. The increase in expenses was partially reduced by a decrease in FDIC insurance for the year.

Other expenses were $1,098,462 in 1994 compared to $1,023,169 in 1993. The increase in other expense was the result of increases in salaries and employee benefits, net other real estate losses, and other operating expenses. The increase in salaries and employee benefits was due to an increase in the compensation of our employees. Other operating expenses increased due to increases in advertising and consulting fees. Advertising increased due to the addition of the ATM and the marketing associated with starting an ATM program. Consulting fees increased because we committed to a 17 month consulting contract with some outside consultants to help us in developing a strategic plan, asset/liability management and developing a marketing plan.

FINANCIAL CONDITION ANALYSIS

Investments

During the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). This pronouncement provides guidance regarding the appropriate classification of debt and equity securities in a company's balance sheet and also provides for the recognition of unrealized holding gains and losses as a result of changes in the fair value of securities available for sale. The carrying value of securities held to maturity continues to be amortized cost. Securities available for sale are now carried at their estimated fair value in accordance with SFAS 115.

The carrying value of securities available for sale at the end of 1995 was adjusted upward by $25,468 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $1,395 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.
As a result of increases in the general level of market interest rates during 1994, the carrying value of securities available for sale at December 31, 1994 reflected a net unrealized loss of $367,278. The amortized cost of securities held to maturity was less than estimated fair value by $76,062 at that date. The decline in value of the securities portfolio was temporary.

Loans

Loans, net of allowance for loan losses and unearned discount, were $10,772,900 at December 31, 1995. Net loans decreased by $194,854 from $10,967,754 at the end of 1994. During the past several years, economic conditions in the market served by Teche Bank have resulted in limited opportunities to make quality commercial loans and accordingly competition has been fierce between financial institutions for loans.

At December 31, 1994, loans, net of allowance for loan losses and unearned discount, were $10,967,754. This was an improvement of $1,285,853 over $9,681,901 at the end of 1993. Average loans during the year 1994 were $10,343,604, up approximately
$464,684 from 1993.

Deposits

At December 31, 1995 total deposits were $30,515,803. Total deposits increased during the year due to the addition of the Coteau branch and to growth attributed to the offering of our ATM, Voice line and Saturday Banking services.

At December 31, 1994 total deposits were $29,164,741, an increase of $1,830,314 over that of the prior year end balance. Average deposits for the year ended 1994 were $25,892,864 as compared to $27,770,980 in 1993. The increase in deposits at year end was due to having the public fund deposits of the St. Martin Parish Sheriff's Department property tax collections. These funds were distributed to the various public bodies during the first quarter of 1995. In 1993 we had the contract for the deposits of the St. Martin Parish School Board. During the third quarter of 1993, our contract for those funds matured and according to schedule they went to another local financial institution. Therefore, our average deposits decreased for the year ended 1994.

Time deposits of $100,000 and greater were $5,254,671 at the end of 1995, an increase of $932,300 over that of the prior year. The majority of the increase was due to increases in Public Funds from bids won during the year. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. We continue to hold $1,000,000 in jumbo certificates from the state of Louisiana that were added in 1994 as noted below. Rates on these funds are still attractive compared to alternatives for funding.

Time deposits of $100,000 and greater were $4,322,371 at the end of 1994, an increase of $2,064,375 over that of the prior year. The majority of the increase in jumbo certificates in 1994 was the result of $1,000,000 in certificates that we picked up from the State of Louisiana. When the state's rates were attractive, we opted to sell certificates to the state and invest the proceeds in investments.


Asset/Liability Management

The objective of asset/liability management is to maximize net interest income while balancing liquidity and capital needs and minimizing interest rate risk. The Asset/Liability Committee
(ALCO) develops and reviews strategies which assist in the achievement of the Bank's goals. Strategies may include purchases and sales of securities to alter maturities and yields, and changes in the mix of earning assets and funding sources.

Changes in interest rates create interest rate risk. Interest rate risk is measured each month by using a static gap analysis. Based on the results of this model the ALCO committee determines the appropriate strategies and goals to follow.

Liquidity is needed to meet the cash requirements for deposit withdrawals and the funding of loans. A stable base of funding sources and an adequate level of assets readily convertible into cash provide liquidity. In order to maintain adequate liquidity, management attempts to ladder the maturities and cash flows of its investment portfolio so that cash flows will be available each year to reinvest or to meet the liquidity demands of the bank.

Credit Risk Management

Teche Bancshares, Inc. manages its credit risk by maintaining high credit underwriting standards and providing an adequate allowance for loan losses. We concentrate our lending to areas within our geographic market in order to keep the cost of managing assets low and in order to be informed of developments affecting our credits. Our credit underwriting standards emphasize cash flow and repayment ability and ensure that loans are properly structured and collateralized. An adequate allowance for loan losses provides for losses inherent in the loan portfolio.




















Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 1995, nonperforming assets were $350,913 a decrease of $67,097 from 1994.
Nonperforming assets at December 31, 1994 were $418,010 a decrease of $292,985 from 1993. Nonaccrual loans at December 31, 1995, 1994 and 1993 were $238,294, $6,858 and $15,132, respectively. Other real estate owned was $112,619, $411,152 and $695,863 at December 31, 1995, 1994 and 1993, respectively. The improvement in nonperforming assets was accomplished by selling other real estate owned.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $410,005 and $424,764 at December 31, 1995 and 1994.

Capital and Dividends

The Company's risk based capital ratios at December 31, 1995 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 7.52% and risk based capital was 18.16%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 7.56% at December 31, 1995. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company. During 1995 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $191,406. Of this sum, $156,000 was used to repay principal and interest on notes payable to stockholders and $34,906 was paid to stockholders in the form of a dividend.

Fourth Quarter Results

Net income for the fourth quarter of 1995, 1994, and 1993 was $96,781, $11,229, and $65,123, respectively. The increase in income for the quarter as compared to the same quarter of the prior year was due to the recovery of part of the loss that was previously experienced on the LAFA bond. Income before income tax for the quarter ended December 31, 1995 was $122,302 as compared to $63,605 for the same quarter ended 1994.








Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 28 to 61.



























































                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 1995 and 1994











































                           TABLE OF CONTENTS




Page

INDEPENDENT AUDITOR'S REPORT                                    1


FINANCIAL STATEMENTS
  Consolidated balance sheets                                   2
  Consolidated statements of income                             3
  Consolidated statements of changes in stockholders' equity    4
  Consolidated statements of cash flows                         5
  Notes to consolidated financial statements                 6-26

SUPPLEMENTARY INFORMATION

  Consolidated schedules of other operating expenses             28
  Consolidating schedules -
    Consolidating balance sheet                                  30
    Consolidating statement of income                            31
    Consolidating statement of cash flows                        32






























                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

    Our audits were made primarily to form an opinion on the basic consolidated financial statements, as stated in the preceding paragraph. The supplementary information contained on pages 28-32 is presented for purposes of additional analysis and, although not required for a fair presentation of consolidated financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the audits of the basic consolidated financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the basic consolidated financial statements taken as a whole.


                      Darnall, Sikes, Kolder, Frederick & Rainey
                      A Corporation of Certified Public Accountants Breaux Bridge, Louisiana
January 25, 1996

                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 1995 and 1994
                           (in thousands)


                                              1995          1994
                                   ASSETS

Cash and due from banks                     $ 1,108       $ 3,019
Interest-bearing deposits in banks                -           882
Securities available for sale                11,943        10,900
Securities to be held to maturity             5,273         4,215
Other securities                                259           254
Federal funds sold                            2,800             -
Loans, net of allowance for loan losses
  and unearned discount on loans             10,773        10,968
Bank premises, furniture,
  fixtures and equipment                        744           668
Accrued interest receivable                     269           252
Other real estate owned                         113           411
Deferred tax asset                                -            76
Other assets                                    188           171
                                          ---------     ---------
           Total assets                     $33,470       $31,816
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 5,282      $ 4,379
    Interest bearing -
      NOW and MMDA accounts                    6,799        8,006
      Savings                                  3,201        3,453
      Time, $100,000 and over                  5,255        4,322
      Other time                               9,979        9,005
                                           ---------     --------
           Total deposits                     30,516       29,165

  Accrued interest payable                       111           78
  Notes payable - stockholders                   151          292
  Federal funds purchased                          -          200
  Other liabilities and accrued expenses         159          115
                                           ---------     --------
           Total liabilities                  30,937       29,850

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            1,110          808
  Less:  200 shares (225 in 1994)
           of treasury stock                     (19)         (21)
         Allowance for unrealized loss
           on marketable equity securities         -           (4)
         Net unrealized gain (loss)
           on securities available for sale,
           net of tax of $8 in 1995
           and $125 in 1994                       17         (242)
                                           ---------     --------
           Total stockholders' equity          2,533        1,965

           Total liabilities and
             stockholders' equity            $33,470      $31,816
                                          ===========   ===========











The accompanying notes are an integral part of this statement.



























               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 1995, 1994 and 1993



                                    1995         1994         1993

INTEREST INCOME
  Interest and fees on loans       $1,138      $1,055       $1,025
  Interest on investment securities:
    Interest on securities
      available for sale              677         547           -
    Interest on securities
      to be held to maturity          280         211          670
    Obligations of state and
      political subdivisions            3           3            3
    Interest and dividends
      on other securities               5           -            -
  Interest on federal funds sold       98          33          110
  Interest on deposits in banks        27          69           82
                                    -----       -----        -----
      Total interest income         2,228       1,918        1,890

INTEREST EXPENSE
  Interest on deposits                920         657          656
  Federal funds purchased               -           1            -
  Interest on securities repurchased    1           8            -
  Other interest                        5           8            -
  Stockholder loans                    14          21           26
                                    -----       -----        -----
      Total interest expense          940         695          682

      Net interest income before
        recovery of possible
        loan losses                 1,288        1,223       1,208

PROVISION FOR POSSIBLE LOAN LOSSES      -            -           -
                                    -----       -----        -----
      Net interest income after
        recovery of possible
        loan losses                 1,288        1,223       1,208

OTHER INCOME
  Service charges on
    deposit accounts                  228          213         197
  Commissions income                   25           23          25
  ATM income                            8            1           -
  Recovery of investment loss          40            -           -
  Other operating revenue              21           23          13
                                    -----        -----       -----
      Total other income              322          260         235

      Income before other expenses  1,610        1,483       1,443

OTHER EXPENSES
  Salaries and employee benefits      541          491         463
  Occupancy expenses                  175          158         160
  Furniture and equipment expenses     24           21          18
  Data processing expenses             41           35          37
  Net loss on security transactions     3            -           -
  Net other real estate loss           36           25           4
  Other operating expenses            303          367         341
                                    -----        -----       -----
      Total other expenses          1,123        1,097       1,023

      Income before income taxes      487          386         420

INCOME TAXES BENEFIT (EXPENSE)       (150)        (140)          1
                                    -----       ------       -----
      Net Income                   $  337       $  246      $  421
                                  =======      =======     =======

      Earnings per share           $12.07        $8.81       $15.09
                                  =======      =======      =======








The accompanying notes are an integral part of this statement.
























               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 1995, 1994 and 1993
                        (in thousands)

                                   Allowance   Unrealized
                                     Loss on   Gain (Loss)
                      Common Stk   Marketable     on
                      Treas. Stk     Equity      AFS
                       Surplus     Securities  Securities    Total

BALANCES,
  DECEMBER 31, 1992     $1,614        $(4)         -        $1,610

  Net income               421          -          -           421

  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1993     $2,000        $(4)         -        $1,996

  Net income               246          -          -           246
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Cumulative effect of application
    of statement of Financial Accounting
    Standards No. 115 "Accounting for
    Certain Investments in Debt and
    Equity Securities"      -           -         154          154
  Unrealized loss on
    securities available
    for sale                -           -        (396)        (396)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1994     $2,211        $(4)       (242)       $1,965

  Net income               337          -          -            337
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Sale of 25 shares
    Treasury Stock           2          -          -             2
  Net change in unrealized gain
    on AFS securities        -          -         259          259
  Sale of Marketable
    Securities               -          4          -             4
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $2,515        $ -          17        $2,532
                        ======       =====      ======      =======



The accompanying notes are an integral part of this statement.
               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 1995, 1994 and 1993



                                     1995       1994       1993

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 337      $ 246      $ 421
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment         87         74         69
      Devaluation of other
        real estate owned               -          -         25
      (Gain) loss on other
        real estate owned              38         22        (24)
      (Increase) decrease in:
        other assets                  (18)         9         17
        deferred tax asset             76        (62)       (14)
        accrued interest receivable   (17)       (40)        21
        accrued interest payable       33         17       (117)
        other liabilities            (157)        60         (4)
                                     -----      -----      -----
         Net cash provided
           by operating activities    379        326        394
                                     -----      -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest-bearing
    deposits in banks                 882          -        494
  (Increase) decrease in
    federal funds sold             (2,800)       625      1,125
  Proceeds from sales of
    securities available for sale   4,045      4,830          -
  Proceeds from maturities of
    securities available for sale   1,941          -          -
  Proceeds from maturities of
    securities held to maturity     1,272          -          -
  Purchases of securities
    to be held to maturity         (2,330)    (2,290)         -
  Purchases of securities
    available for sale             (6,770)    (4,500)         -
  Decrease in investment securities     -          -        103
  Net (increase) decrease
    in loans                          194     (1,286)      (421)
  Capital expenditures for
    bank premises and equipment      (161)       (96)       (19)
  (Increase) decrease in
    other real estate owned           260        261       (151)
                                     -----      -----      -----

      Net cash provided by
       (used in)investing
       activities                  (3,467)    (2,456)     1,131
                                   -------    -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                   903        114       (726)
    NOW and MMDA                   (1,207)      (419)     1,673
    Savings deposits                 (251)      (224)        97
    Time deposits, $100,000 and over  932      2,064        (17)
    Other time deposits               974        294       (701)
  Federal funds purchased               -        200          -
  Dividends paid                      (35)       (35)       (35)
  Decrease in treasury stock            2          -          -
  Decrease in notes
    payable - stockholders           (141)      (133)       (29)
                                     -----      -----      -----
      Net cash provided by
        financing activities        1,177      1,861        262
                                   -------    -------     -----

      Net increase (decrease) in
        cash and cash equivalents  (1,911)      (269)     1,787

CASH AND CASH EQUIVALENTS,
  beginning of year                 3,019      3,288      1,501

CASH AND CASH EQUIVALENTS,
  end of year                     $ 1,108    $ 3,019    $ 3,288
                                  =======    =======    =======


CASH PAID DURING THE YEAR

  Interest                        $   90     $   678    $   799
                                  ======     =======    =======
  Income taxes                    $  153     $    14    $     -
                                  ======     =======    =======


The accompanying notes are an integral part of this statement.












           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 1995, 1994 and 1993, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

    B.    Nature of Operations

               Teche Bank and Trust Company is a Louisiana chartered state bank engaged in the general banking business since September 27, 1969. The Bank's main office is located in the primary business district of St. Martinville, Louisiana. The Bank also has two branches. One is located on the north side of town on the main thoroughfare. The other branch is located in Coteau, Louisiana, which is in Iberia Parish. This branch was opened in 1995. The population of both areas is largely rural and the economy is based on agriculture, textiles and tourism.

            The City of St. Martinville and the Town of Coteau are both located in the south central part of Louisiana. The Bank's primary market area is the City of St. Martinville and its general market area is St. Martin Parish, Louisiana.

    C.   Basis of Accounting

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and in conformity with practices within the banking industry.

    D.   Cash and Cash Equivalents

            For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash, cash equivalents and due from banks at December 31 included the following:

                              1995         1994         1993
         Cash and due
           from banks        $1,108       $3,019       $3,288
                           ==========   ==========   ==========

     E.   Investment Securities

               The Bank's investments in securities are classified in three categories and accounted for as follows:

               Trading Securities -

               Government Bonds held principally for resale in the near term and mortgage-backed securities held for sale in conjunction with the Bank's mortgage banking activities are classified as trading securities and recorded at their fair values. Unrealized gains and losses on trading securities are included in other income.

               Securities Available for Sale -

               Securities available for sale consist of bonds, notes, debentures and certain equity securities not classified as trading securities nor as securities to be held to maturity.

               Securities to be Held to Maturity -

               Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

               At December 31, 1995 and 1994, the Bank did not own any trading securities.

               Declines in the fair value of individual held-to-maturity securities below their costs that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs will be included in earnings as realized losses.

               Unrealized holding gains and losses, net of tax, on securities available for sale are reported as a net amount in a separate component of shareholders' equity until realized.

               Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

     F.   Loans, Allowance for Loan Losses and Interest Income

               Loans are stated at the amount of unpaid principal reduced by unearned discount and an allowance for loan losses. Unearned discount on installment loans is recognized as income over the terms of the loans by the sum-of-months digits method which approximates the interest method. Interest on other loans is calculated and accrued by using the simple interest method on daily balances of the principal amount outstanding.

               The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrowers' ability to pay.


               Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful.

     G.   Loan Origination Fees and Costs

               The Bank charges minimal loan fees and direct origination costs. These charges are recognized as income at the time the loan is made.

     H.   Bank Premises, Furniture, Fixtures and Equipment

               Bank premises, furniture, fixtures and equipment are carried at historical cost less accumulated depreciation.
          For book purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty-three years. For income tax purposes, depreciation of assets acquired prior to January 1, 1981, is calculated on the straight-line method and depreciation of assets acquired after December 31, 1980, is calculated using the Accelerated Cost Recovery (ACRS) or Modified Accelerated Cost Recovery (MACRS) System of the Internal Revenue Service. Maintenance and repairs which do not extend the life of banking premises and equipment are charged to operating expenses.





     I.   Other Real Estate Owned

               Assets acquired through the default of loans are recorded at the lower of the outstanding loan amounts plus accrued interest or fair market value of the assets acquired. Reductions from outstanding loan amounts to fair market value are charged against the reserve for possible loan losses. Subsequent valuation reductions, if any, are charged to operating expenses.

     J.   Income Taxes

               Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed as prescribed in Financial Accounting Standards Board (FASB) Statement No. 109, Accounting for Income Taxes.

     K.   Post-Retirement Health Care and Life Insurance Benefits

               The Bank does not pay the costs of providing continuing health care and life insurance benefits for its retired employees. Those benefits for retirees are made available and are provided through an insurance company whose monthly premiums are paid by the retired employee.

     L.   Compensated Absences

               Employees of the bank are entitled to paid vacation depending upon length of service. Vacation must be taken in the year accrued and cannot be carried over. Sick leave accumulates on a monthly basis according to the years of service and is available for employees when needed. However, it does not vest nor is it payable at termination of employment. The bank's policy is to recognize the costs of compensated absences when actually paid to employees.

     M.   Financial Instruments

               In the ordinary course of business the Company has entered into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.




               The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

               Cash and cash equivalents -- The carrying amount of cash and short-term instruments approximate their fair value.

               Securities to be held to maturity and securities available for sale -- Fair values for investment securities are based on quoted market process.

               Loans receivable -- Fair values for variable and fixed rate loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.

               Deposit liabilities -- The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The carrying amounts of variable-rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits.

               Accrued interest -- The carrying amounts of accrued interest approximate their fair values.

               Off-balance-sheet instruments -- Fair values for off-balance-sheet lending commitments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing.

     N.   Prior Year Reclassification

               Certain previously reported amounts have been reclassified to enhance comparability with 1995 report classifications.









 (2) Investment Securities

          The carrying amounts of investment securities as
     shown in the consolidated balance sheets of the Bank and
     their approximate fair values at December 31 were as
     follows:
                                      (in thousands)
                             Amortized Unrealized Unrealized Fair
                               Cost      Gains     Losses    Value

     (in thousands)
     Securities available for sale:
       December 31, 1995 -
         U.S. Government and
           agency securities  $ 2,923    $ 9       $ (2)   $ 2,930
         Mortgage-backed
           securities           8,995     50        (32)     9,013
                              -------    ---      ------   -------
                              $11,918    $59       $(34)   $11,943
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 1994 -
         U.S. Government and
           agency securities  $ 4,952    $ 3      $(130)   $ 4,825
         Mortgage-backed
           securities           6,316      9       (250)     6,075
                              -------    ---      ------   -------
                              $11,268    $12      $(380)   $10,900
                              =======    ===      ======   =======

     Securities to be held to maturity:
       December 31, 1995 -
         U.S. Government and
           agency securities    $ 813    $ 3       $  -      $ 816
         State and municipal
           securities             208      -         (8)       200
         Mortgage-backed
           securities           4,252     34        (27)     4,257
                              -------    ---      ------   -------
                              $ 5,273    $37      $ (35)   $ 5,275
                              =======    ===      ======   =======

     (in thousands)
                             Amortized Unrealized Unrealized Fair
                               Cost      Gains     Losses    Value

     Securities to be held to maturity:
       December 31, 1994 -
         U.S. Government and
           agency securities  $ 2,943    $ -      $ (23)   $ 2,920
         State and municipal
           securities              55      -          -         55
         Mortgage-backed
           securities           1,217      -        (53)     1,164
                              -------    ---      ------   -------
                              $ 4,215    $ -      $ (76)   $ 4,139
                              =======    ===      ======   =======

          Investment securities carried at approximately $6,074,384 at December 31, 1995 and $7,503,336 at December 31, 1994 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                                    1995       1994
     Gross realized gains:
       Mortgage backed securities                    $ 7    $  -
       Other securities                                2       -
                                                     ---    ----
         Total realized gains                        $ 9    $  -
                                                     ===    ====

     Gross realized losses:
       U.S. government & agency securities           $ 8    $  -
       Other securities                                4       -
                                                     ---    ----
         Total realized losses                       $12    $  -
                                                     ===    ====


          The maturities of debt securities at December 31, 1995 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $2,210  $2,210    $ 6,207  $ 6,215
     Due from one to five
        years                    2,367   2,397      3,456    3,465
     Due from five to ten
        years                      589     587      1,733    1,724
     Due after ten years           107      81        522      539
                                ------  ------    -------  -------
                                $5,273  $5,275    $11,918  $11,943
                                ======  ======    =======  =======







 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      1995             1994
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               1,085  $108,500   1,010 $101,000
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
     Lavest, Inc.                    -         -     125      100
     American Pacific Minerals, Ltd. -         -   4,000    6,000
     Less:  Unrealized loss on marketable
       equity securities             -         -       -   (3,600)
                                        --------           ------
                                        $258,500         $253,500
                                        ========         ========

          These securities are valued at cost.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                1995       1994

     Real estate loans                        $ 5,857     $ 6,710
     Commercial and industrial loans            2,413       1,779
     Personal and consumer loans                2,702       2,679
     All other loans (including overdrafts)        24          40
                                              -------     -------
                                               10,996      11,208
     Less:  Unearned discount                     (62)        (60)
            Allowance for loan losses            (161)       (180)
                                              -------     -------
              Loans, net                      $10,773     $10,968
                                              =======     =======

          Concentrations of credit risk arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Bank operates primarily in the south central part of Louisiana.

          The amount of credit risk (which approximates carrying value) represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The bank has experienced little difficulty in accessing collateral (described in Note
     17) when required.

          Loans on which the accrual of interest has been discontinued or reduced amounted to $238,294 and $6,858 at December 31, 1995 and 1994, respectively. If interest on those loans had been accrued, such income would have approximated $4,964, $517 and $481 for 1995, 1994 and 1993 respectively.
     The Bank did not recognize any interest income on nonaccrual loans during 1995.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       1995     1994     1993

     Balance, beginning of period      $180     $181     $192
       Provision added to operations      -        -        -
       Loans charged off                (21)     (14)     (19)
       Recoveries                         2       13        8
                                       ----     ----     ----
     Balance, end of period            $161     $180     $181
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 1995 is sufficient to cover any possible loan losses.


 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 1995 and 1994:
     (in thousands)
                                                1995      1994

     Land                                      $ 266     $ 256
     Bank buildings and improvements             748       668
     Furniture, fixtures and equipment           549       490
                                               -----     -----
                                               1,563     1,414
                                               =====     =====
     Accumulated depreciation
       and amortization                         (819)     (746)
                                               -----     -----
                                               $ 744     $ 668
                                               =====     =====

          Depreciation expense for the periods ended December 31, 1995, 1994 and 1993, amounted to $85,479, $74,012 and $68,317, respectively.








 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 1995 and 1994 is composed of the following:
     (in thousands)
                                                 1995     1994

     Other real estate owned,
       acquisition value                        $ 151       $ 618
     Less:  Allowance for other
              real estate losses                  (38)       (207)
                                                -----       -----
              Net value                         $ 113       $ 411
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           1995    1994    1993

     Balances, beginning of period        $ 207   $ 215   $ 190
       Provision charged to operations        -       -      25
       Sales of properties                 (169)     (8)      -
                                          -----   -----   -----
     Balances, end of period              $  38   $ 207   $ 215
                                          =====   =====   =====

 (7) Notes payable - Stockholders
     (in thousands)
                                                   1995       1994

     Note bearing interest at 5%,
        unsecured, due on demand                   $151       $292
                                                   ====       ====


          Additional information regarding the amount of interest expense associated with this note payable is contained in Note 14.

 (8) Contingent Liabilities and Commitments

     A. The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are described in Note 17 - Financial Instruments.

     B. The Bank is not involved in any legal actions arising from normal business activities.


 (9) Concentration of Credit

          All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area as described in Note 1, Item B. The concentration of credit by type of loan is set forth in Note 4. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of $697,000.


(10) Operating Lease

          Teche Bancshares leases an automobile under an operating lease agreement. Lease expense for 1995, 1994, and 1993 was $5,400. The following is a schedule of minimum rental payments for the next five years:

     Year Ended December 31,                             Total

               1996                                      $5,400
               1997                                       5,400
               1998                                       5,400
               1999                                       5,400
               2000                                       5,400



(11) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 1995, 1994 and 1993 are as follows:
                                           (in thousands)
                                        1995     1994     1993

          Income taxes currently payable:
            Federal                    $(102)   $(77)    $(14)

          Deferred tax asset (liability) due
            to timing differences        (48)    (63)      15
                                       -----    ----     -----
          Total income tax benefit
            (expense)                  $(150)  $(140)    $  1
                                       =====   =====     =====

          The effective tax rate of 30.8 percent in 1995, 36.3 percent in 1994, and .19 percent in 1993 differ from the statutory rate of 34 percent principally because of the utilization of net operating loss carryforwards and temporary differences giving rise to deferred taxes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        1995       1994      1993

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%
     Temporary differences giving rise
       to deferred tax amounts           9.8       16.4       3.5
     Net operating loss carryforwards     -        (3.0)    (35.0)
     Investment tax credit                -       (10.0)     (.31)
     Temporary difference recognized
       this year                       (12.2)        -         -
     Other                               (.8)      (1.1)     (2.0)
                                       -----       -----     -----

     Income tax expense-effective rate  30.8%      36.3%      .19%
                                        =====      =====     =====

          Temporary differences giving rise to the deferred tax amounts consist primarily of the excess of allowance for loan losses for tax purposes over the amount for financial reporting purposes, write-downs in carrying value of certain assets for financial reporting purposes, and the excess of accumulated depreciation for tax purposes over accumulated depreciation for financial reporting purposes.

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 1995      1994

          Deferred tax asset                    $   -     $ 125
          Deferred tax liability                 (106)      (48)
                                                -----     -----
            Net deferred tax asset (liability)  $(106)    $  76
                                                =====     =====


(12) Earnings Per Share

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 1995 and 27,900 in 1994 and 1993.





(13) Pension Plan

          The Bank has a non-contributory, money-purchase pension plan that covers any employee that has completed one (1) year of service and has attained age 21. Pension costs include certain service costs, which are accrued and funded currently. Pension expenses charged to operations in 1995, 1994 and 1993 were $32,875, $38,362 and $32,873, respectively.


 (14)     Related Party Transactions

     A. At December 31, 1995 and 1994, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $637,078 and $831,893, respectively.
     These loans were made at prevailing interest rates.

     B. The Bank has notes payable to stockholders in the aggregate amount of $150,836 at December 31, 1995 and $292,263 at December 31, 1994, as previously disclosed in Note 7. The note accrues interest at a rate of 5% of principal and accrued interest. Interest expense of $14,245, $21,016 and $26,120 was incurred during 1995, 1994 and 1993, respectively, with $393 of said interest remaining accrued and payable at December 31, 1995.

(15) Regulatory Restrictions

          Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Prior approval shall be required if the total of all dividends declared and paid by the Bank during any one year would exceed the total of its net profits of that year combined with the net profits from the immediate preceding year.

(16) Change of Accounting Method

          During 1994, the Bank changed its method of accounting for investment securities to conform with new requirements of Financial Accounting Standards Board Statement No. 115
     "Accounting for Certain Investments in Debt and Equity
     Securities." The effect of this change was to decrease assets in 1994 by $242,403 and decrease stockholders equity by $242,403.

(17) Financial Instruments

          The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, credit card arrangements, and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial position. The contract or notional amounts of those instruments reflect the extent of the Bank's involvement in particular classes of financial instruments.

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 1995, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $1,133,690, summarized as follows:

          Commitments to extend credit           $  988,390
          Credit Card arrangements                     -
          Standby letters of credit                 145,300
                                                 ----------
                                                 $1,133,690
                                                 ==========


          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant and equipment; and income-producing commercial properties.

          Commitments to extend credit, credit card arrangements, and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated statements of condition. The Bank does not anticipate any material losses as a result of the contingent liabilities and commitments.

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                               December 31, 1995
                                             Carrying       Fair
                                              Value         Value
     Financial assets:
       Cash and due from banks               $ 1,108      $ 1,108
       Securities available for sale          11,943       11,943
       Securities to be held to maturity       5,273        5,274
       Federal funds sold                      2,800        2,800
       Loans                                  10,773       10,708
       Accrued interest receivable               269          269

                                               December 31, 1995
                                             Carrying       Fair
                                              Value         Value

     Financial liabilities:
       Deposit liabilities                    30,516       30,523
       Accrued interest payable                  111          111
       Notes payable-stockholders                151          151
       Other liabilities                         160          160

     Off balance sheet instruments:
       Commitments to extend credit                -          988
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          145












(18) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 1995 and 1994
                           (in thousands)

                                                 1995       1994
                          ASSETS

      Current assets:
        Cash                                     $  2         $  -
        Investment in Teche Bank & Trust Co.    2,675        2,258
        Other assets                                7            -
                                                -----        -----
            Total assets                       $2,684       $2,258
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accrued interest payable                  $ -          $ 1
        Notes payable stockholders                151          292
                                                  ---          ---
            Total current liabilities             151          293
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       1,110          807
      Treasury stock                              (19)         (21)
      Unrealized loss on marketable securities      -          (4)
      Unrealized gain (loss) on securities
        available for sale, net of tax of
        $8,660 and $124,875, respectively          17        (242)
                                                -----       -----
            Total stockholders' equity          2,533       1,965
                                                -----       -----
            Total liabilities and
              stockholders' equity             $2,684      $2,258
                                               ======      ======












                        STATEMENTS OF INCOME
            Years Ended December 31, 1995, 1994 and 1993
                          (in thousands)
                                            1995    1994    1993

    Income:
      Income from subsidiary                $154    $ 77    $253
      Interest and dividends on corporate
        securities                           193     191     198
      Other income                             7       -       -
                                             ---     ---     ---
          Total income                       354     268     451
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              2       1       4
      FDIC and state assessments               1       -       -
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans           14      21      26
                                             ---     ---     ---
          Total operating expenses            17      22      30
                                             ---     ---     ---
          Net income                        $337    $246    $421
                                            ====    ====    ====































            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 1995, 1994 and 1993
                         (in thousands)
                                   Allowance   Unrealized
                                     Loss on   Gain (Loss)
                      Common Stk   Marketable     on
                      Treas. Stk     Equity      AFS
                       Surplus     Securities  Securities    Total

BALANCES,
  DECEMBER 31, 1992     $1,614        $(4)         -        $1,610

  Net income               421          -          -           421

  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1993     $2,000        $(4)         -        $1,996

  Net income               246          -          -           246
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Cumulative effect of application
    of statement of Financial Accounting
    Standards No. 115 "Accounting for
    Certain Investments in Debt and
    Equity Securities"      -           -         154          154
  Unrealized loss on
    securities available
    for sale                -           -        (396)        (396)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1994     $2,211        $(4)       (242)       $1,965

  Net income               337          -          -            337
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Sale of 25 shares
    Treasury Stock           2          -          -             2
  Net change in unrealized gain
    on AFS securities        -          -         259          259
  Sale of Marketable
    Securities               -          4          -             4
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $2,515        $ -          17        $2,532
                        ======       =====      ======      =======







                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1995, 1994 and 1993
                           (in thousands)
                                       1995       1994       1993


    Cash flows from operating activities:
      Net income                      $ 337      $ 246      $ 421
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (154)       (77)      (253)
            Changes in:
            Due to subsidiary             -          -         (3)
              Other assets               (7)         -          -
              Accrued interest payable    -          -       (101)
                                       ----       ----       -----
                Net cash provided by operating
                  activities            176        169         64
                                       ----       ----       -----

    Cash flows from financing activities:
      Dividends paid                    (35)       (35)       (35)
        Decrease in treasury stock        2          -          -
        Decrease in notes payable      (141)      (135)       (29)
                                       ----       ----        ----
          Net cash used in financing
            activities                 (174)      (170)       (64)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                   2         (1)         -

    Cash, beginning of period             -          1          1
                                       ----       ----       ----
    Cash, end of period                 $ 2        $ -       $  1
                                       ====       ====       ====


















                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 1995, 1994 and 1993
                           (in thousands)


                                      1995       1994       1993


Advertising                           $ 22       $ 21       $ 16
Armored car service                      2          2          1
Audits and examinations                 18         17         17
ATM expense                             20          6          -
Cash short                               3          4         15
Club account fees                       12          8          8
Collections                              2          3          3
Committee fees                           3          2          2
Consulting fees                         12         38          -
Conventions and seminar                  7         11          9
Correspondent bank service charges      27         20         18
Courier service                          3          3          2
Directors' fees                         45         46         42
Donations                                3          2          3
Dues and subscriptions                   6          7          7
FDIC and state assessments               8         66         69
Insurance                               35         39         42
Lease expense                            5          5          5
Legal and professional fees              2          8         16
Miscellaneous                            9          7          8
Office expense                          31         26         35
Postage and freight                     21         20         18
Other taxes and licenses                 1          -          -
Travel and entertainment                 6          6          5
                                      ----       ----       ----
                                      $303       $367       $341
                                      ====       ====       ====

















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 1995
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 1,108    $(2)        $2       $1,108
Securities available
  for sale                11,943      -          -       11,943
Securities to be held
  to maturity              5,273      -          -        5,273
Other securities             259      -          -          259
Federal funds sold         2,800      -          -        2,800
Loans                     10,996      -          -       10,996
Less:  Allowance for
         loan losses        (161)     -          -         (161)
       Unearned discount
         on loans            (62)     -          -          (62)

Bank premises, furniture,
  fixtures and equipment     744      -          -          744
Accrued interest receivable  269      -          -          269
Other real estate owned      113      -          -          113
Deferred tax asset             -      -          -            -
Investment in subsidiary       - (2,675)     2,675            -
Other assets                 188     (7)         7          188
                           -----    ----       ---        -----
    Total assets         $33,470 $(2,684)   $2,684      $33,470
                         ======= ========   ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 5,282    $ 2     $  -        $ 5,284
  Interest-bearing -
    NOW and MMDA accounts  6,799      -        -          6,799
    Savings                3,201      -        -          3,201
    Time,$100,000 and over 5,255      -        -          5,255
    Other time             9,979      -        -          9,979
                          ------    ---      ---         ------
      Total deposits      30,516      2        -         30,518

Accrued interest payable     110      -        -            110
Notes payable - stockholders 151      -      151              -
Other liabilities and
  accrued expenses           160      7        -            167
                          ------    ---      ---         ------
    Total liabilities     30,937      9      151         30,795
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        1,110    858    1,110            858
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,              17     17       17             17
                           -----   ----    -----          -----
      Total stockholders'
        equity             2,533  2,675    2,533          2,675
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $33,470 $2,684   $2,684        $33,470
                         ======= ======   ======        =======




































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 1995

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $1,138   $  -     $  -         $1,138
  Interest on investment securities -
    Interest on securities
      available for sale     677      -        -            677
    Interest on securities
      held to maturity       280      -        -            280
    State and municipal
      obligations              3      -        -              3
    Interest and dividends on
      other securities         5    194      194              5
  Interest on federal
    funds sold                98      -        -             98
  Interest on deposits
    in banks                  27      -        -             27
                           -----    ---      ---          -----
    Total interest income  2,228    194      194          2,228
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits       920      -        -            920
  Interest on federal
    funds purchased            -      -        -              -
  Interest on securities
    repurchased                1      -        -              1
  Other interest               5      -        -              5
  Interest on
    stockholder loans         14      -       14              -
                             ---    ---      ---           ----
    Total interest expense   940      -       14            926
                             ---    ---      ---          -----
      Net interest income  1,288    194      180          1,302
                           -----    ---      ---          -----

OTHER INCOME
  Service charges, collection
    and exchange charges     228      -        -            228
  Commissions income          25      -        -             25
  ATM income                   8      -        -              8
  Recovery of investment loss 40      -        -             40
  Other operating revenue     21      7        7             21
                            ----    ---      ---           ----
    Total other income       322      7        7            322
                            ----    ---      ---           ----
      Income before other
        expenses           1,610    201      186          1,624

OTHER EXPENSES
  Salaries and employee
    benefit                  541      -        -            541
  Occupancy expenses         175      -        -            175
  Furniture and equipment     24      -        -             24
  Data processing expenses    41      -        -             41
  Net realized loss on sales
    of securities              3      -        -              3
  Net other real estate loss  36      -        -             36
  Other operating expenses   303      -        3            300
                            ----   ----     ----          -----
      Total other expenses 1,123      -        3          1,120
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        487    201      183            505

INCOME TAX EXPENSE          (150)    (7)       -           (157)
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        337    194      183            348

EQUITY IN EARNINGS
  OF SUBSIDIARY                -    154      154              -
                          -----   -----    -----          -----
      Net income          $ 337   $ 348    $ 337          $ 348
                          =====   =====    =====          =====
























                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 1995



                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 337     $(348)     $ 337      $ 348

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       154       (154)         -
      Depreciation of
        bank premises
        and equipment        87         -          -         87
      Net loss on other
        real estate owned    38         -          -         38
      Increase in
        other assets        (18)        7         (7)       (18)
      Decrease in deferred
        tax asset            76         -          -         76
      Increase in accrued
        interest receivable (17)        -          -        (17)
      Increase (decrease)
        in accrued
        interest payable     33         -          -         33
      Decrease in other
        liabilities        (157)       (7)         -       (150)
                          -----        ---       ---       -----
         Net cash provided
         by operating
         activities         379      (194)       176        397

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest
    bearing deposits        882         -          -        882
  Increase in federal
    funds sold           (2,800)        -          -     (2,800)
  Proceeds from sales of
    securities available
    for sale              4,045         -          -      4,045
  Proceeds from maturities of securities
    available for sale    1,941         -          -      1,941
  Proceeds from maturities of securities
    held to maturity      1,272         -          -      1,272
  Purchases of securities to
    be held to maturity  (2,330)        -          -     (2,330)
  Purchases of securities
    available for sale   (6,770)        -          -     (6,770)
  Net decrease in loans     195         -          -        195
  Capital expenditures for bank
    premises and equipment (161)        -          -       (161)
  Decrease in other
    real estate owned       260         -          -        260
                         ------      ----       ----     ------
      Net cash used in
        investing
        activities       (3,467)        -          -     (3,467)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits         903        (2)         -        906
    NOW and MMDA         (1,207)        -          -     (1,207)
    Savings deposits       (251)        -          -       (251)
    Time deposits $100,000
      and over              932         -          -        932
    Other time              974         -          -        974
  Dividends paid            (35)      194        (35)      (194)
  Decrease in
    treasury stock            2         -          2          -
  Decrease in notes
    payable - stockholders (141)        -       (141)         -
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      1,177       191       (174)     1,160
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents    (1,911)       (2)         2     (1,911)

CASH AND CASH EQUIVALENTS,
  beginning of year       3,019         -          -      3,019
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 1,108      $ (2)      $  2    $ 1,108
                        =======      =====      ====    =======














                              FORM 10-K

                       TECHE BANCSHARES, INC.
                         PART II (CONTINUED)




Item (9) Disagreements on Accounting and Financial Disclosure

    There were no reporting disagreements on any matter of accounting principle or financial statement disclosure.










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III




Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            60   Painting     Sept., 1969     1,576          5.6%
                  Contractor   to Present


James B. Bulliard, Sr.
St. Martinville, LA
            60    Owner & GM   Sept., 1969     3,312         11.9%
                 Manager Food   to Present
                  Processor


Harris J. Champagne, Sr.
St. Martinville, LA
           78    Retired      Sept., 1969     1,088          3.9%
                               to Present

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           65    Owner        Sept., 1969     2,656          9.5%
                Electrical    to Present
                Contractor

Larry C. Degeyter
St. Martinville, LA
           54    Owner,        June, 1981       619          2.2%
                Building       to Present
               Contractor

Alcee J. Durand, Jr.
St. Martinville, LA
           37    President     March, 1991      722          2.6%
                  Banking      to Present

Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------


George R. Eastin, Jr.
St. Martinville, LA
             55    Manager   Aug., 1985           -            -
                    Oil     to June, 1995
                   Company

John A. Foti (Deceased)
St. Martinville, LA
             77  Self-Employed Sept., 1969      798          2.8%
                 Optometrist  to Oct., 1995

Charles A. Fuselier
St. Martinville, LA
             53  Sheriff     June, 1981         376          1.3%
                             to Present

Hubert Hulin, Sr.
St. Martinville, LA
             77    Retired   June, 1981       1,800          6.5%
                             to Present

Lawrence P. Melancon
St. Martinville, LA
             78    Retired   Sept., 1969        708          2.5%
                             to Present

Murphy Oubre
St. Martinville, LA
             69    Rice      Sept., 1969        824          3.0%
                  Farmer     to Present










Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------

Stanley D. Stockstill
St. Martinville, LA
             81    Retired  March, 1982       511           1.8%
                            to Present

Darnell E. Fontenot
New Iberia, LA
             57     Owner,   Aug., 1995       100            .4%
                   Mobile    to Present
                   Home Co.

Mr. George Eastin, Jr. resigned from the board in June of 1995. He was replaced by Mr. Darnell E. Fontenot in August of 1995. Dr.
John Foti passed away in October of 1995.  He was not replaced.


                      (continued)

























                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 37   President/           -       Banker more
                            CEO                        than 5 years

Brian Friend         36   Cashier              -       CPA, Banker
                       Vice-President                  less than
                                                        5 years


Charles M. Durand    33     Vice-              -       Banker more
                          President                   than 5 years

Jackie C. Leblanc    42   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       52   Assistant            -       Banker more
                        Vice-President                than 5 years

Rodney A. Viator     57   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors other than the following:
                Board Members                      Relationship
   ---------------------------------------      -----------------
Charles A. Fuselier and Stanley D. Stockstill     Nephew and Uncle


Item (11) Executive Compensation - Cash Compensation
Number in                                             Cash
 Group                 Group Title                 Compensation
---------              -------------               ------------
    1                  President/CEO                $65,629

    2                  Vice-President                73,126

    3                  Assistant Vice-Presidents     71,722


Compensation Pursuant to Plans

    The Bank has a non-contributory money purchase pension plan that covers any employee that has completed one year of service and has attained age 21. The Bank contributes 10 percent of an employee's annual salary to the plan. During 1995, the Bank contributed $32,875 to the Plan on behalf of all officers and employees.


Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
Tilden A. Bonin, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,576     5.6%


James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,312    11.9%


Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,656     9.5%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.5%



Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     14,292    51.2%












Item (13) Certain Relationship and Related Transactions

    From time to time in the ordinary course of its business, the Bank has extended credit to its Officers and Directors and to businesses in which its Officers and Directors own an interest. The Bank intends to continue this policy because of the business deposits and income that these activities generate for the Bank. Such loans are made only with the approval of the Board of Directors; are judged by the same credit guidelines and standards as are applied to loans of a comparable nature made to others; are made on substantially the same terms, including interest rates, collateral and repayment terms as those prevailing at the time for comparable transactions with others; and do not involve more than the normal risk of collectibility or present other unfavorable features.

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/95    as of 12/31/95      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $ 30,899      $ 18,596         9.10%

Gaston L. Dautreuil, Jr.
                Director      326,291       278,772         8.95%

Larry C. Degeyter
                Director      257,676       241,614         8.45%

Alcee J. Durand, Jr.
                Director       22,500        20,000         9.75%

George R. Eastin, Jr.
                Director       23,167          -            6.35%

John A. Foti
                Director       47,730          -            8.75%

Charles Fuselier
                Director       82,496        47,597         9.40%

Lawrence Melancon
                Director       43,630        30,497         7.25%

Darnell Fontenot
                Director      237,678          -           10.75%

  Total outstanding at December 31, 1995   $637,076
                                           ========




                               FORM 10-K

                        TECHE BANCSHARES, INC.
                                PART IV




Item (14) Exhibits, Financial Statement Schedules and Reports on
Form 8-K

         1. Financial Statements

            The financial statements, including notes, are listed in the index to the financial statements filed as part of this annual report.


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 1995.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            48

         (12)     Computation of Ratios

         (21)     Subsidiary of Registrant                     69

         (24)     Consent of Experts and Council                -


(22)     Subsidiaries of the Registrant
-----    ------------------------------
Teche Bank and Trust Company                            Louisiana










                               FORM 10-K

                        TECHE BANCSHARES, INC.
                          PART IV (CONTINUED)

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TECHE BANCSHARES, INC.

Date: March 27, 1996         By:/s/ Alcee J. Durand, Jr.
     -----------------------    ---------------------
                                 Alcee J. Durand, Jr.
                                 President/Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, thisreport has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Tilden A. Bonin,Jr.     By:/s/Darnell Fontenot
   __________________________   __________________________
   Tilden A. Bonin, Jr   Date    Darnell Fontenot       Date
     Director                       Director

By:/s/James B. Bulliard, Sr.  By:/s/Charles A. Fuselier
   __________________________    __________________________
   James B. Bulliard, Sr.Date   Charles A. Fuselier     Date
     Director                        Director

By:/s/Harris J. Champagne, Sr.By:/s/Darnell Fontenot
   __________________________   __________________________
   Harris J. Champagne, Sr.Date Hubert Hulin, Sr.       Date
     Director                        Director

By:/s/Gaston L. Dautreuil,Jr. By:/s/Lawrence P. Melancon
   __________________________   __________________________
   Gaston L. Dautreuil, Jr.Date   Lawrence P. Melancon   Date
     Director                        Director

By:/s/Larry C. Degeyter      By:/s/Murphy Oubre
   __________________________   __________________________
   Larry C. Degeyter       Date   Murphy Oubre           Date
     Director                         Director

By:/s/Alcee J. Durand, Jr.    By:/s/Stanley D. Stockstill
   __________________________   __________________________
   Alcee J. Durand, Jr.    Date   Stanley D. Stockstill  Date
     Director                         Director