Form 10-Q
period 1996-03-31
TECHE BANCSHARES INC
filed 1996-05-09
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 1996

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 1996.
























                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        March 31, 1996

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 1996. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.



































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
March 31, 1996 and December 31, 1995
    (Dollars in Thousands)
                                             March 31,
                                               1996    December 31,
                                            (Unaudited)   1995
            ASSETS
Cash and due from banks                         $1,614     $1,108
Securities Available for Sale at mkt value      13,379     11,943
Securities Held To Maturity (Market Value
     of $3,983 and $5,274, respectively)         4,005      5,273
Other securities at cost                           281        258
Federal funds sold                               2,250      2,800
Loans, net of allowance for loan losses
     of $160 and $161, respectively)            10,548     10,773
Bank premises, furniture, and equipment            726        744
Accrued interest receivable                        300        269
Other real estate owned                            100        113
Other assets                                       213        189
                                            ----------------------
Total assets                                   $33,416    $33,470
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $4,890     $5,282
        Interest bearing -
            NOW and MMDA accounts                5,517      6,799
            Savings                              3,465      3,201
            Time, $100 and over,                 5,881      5,255
            Other time                          10,643      9,979
                                            ----------------------
                Total deposits                  30,396     30,516

Accrued interest payable                            99        111
Notes payable - stockholders                       151        151
Other liabilities and accrued expenses             199        159
                                            ----------------------
               Total liabilities                30,845     30,937

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,143      1,143
    Retained earnings                            1,172      1,111
                                            ----------------------
                                                 2,596      2,535
    Less:   200 shares of treasury stock           (19)       (19)
                Allowance for unrealized
                  loss on mkt securities             0          0
                Market Value Allowance on
                  AFS Bonds                         (6)        17
                                            ----------------------
                Total stockholders' equity       2,571      2,533
                                            ----------------------
Total liabilities and stockholders' equity     $33,416    $33,470
                                            ======================
The accompanying notes are an integral part of this statement.














































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended March 31, 1996 and 1995;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               1996       1995
Interest income:
    Interest and fees on loans                    $274       $281
    Interest on investment securities -
        U.S. government securities                 242        218
        State and political subdivisions             3          1
    Interest on interest-bearing deposits
        in banks                                     0         14
    Dividends on equity securities                   0          0
    Interest on federal funds sold                  31         20
                                            ----------------------
            Total interest income                  550        534
Interest expense:
    Interest on deposits                          $247       $206
    Stockholder loans                                2          4
                                            ----------------------
            Total interest expense                 249        210
                                            ----------------------
            Net interest income                    301        324

Other income:
    Service charges on deposit accounts             58         56
    Gain on sale of Other Real Estate                2          0
    Other income and charges                        17         15
                                            ----------------------
           Total other income                       77         71

Other expenses:
    Salaries and employee benefits                 144        129
    Occupancy expense                               51         51
    Loss on sale of other real estate                2          4
    Other operating expenses                        91        107
                                            ----------------------
        Total other expenses                       288        291
                                            ----------------------
        Income before income taxes                  90        104

    Income taxes                                    29         36
                                            ----------------------
            Net income                             $61        $68

    Earnings per share                           $2.18      $2.42

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 1996 and 1995


                                             Allowance
                                            Unrealized Unrealized
                                              Loss on  Gain (Loss)
                               Common Stock Marketable     on
                                Treas. Stk    Equity       AFS
                                  Surplus   Securities Securities    Total

Balances, January 1, 1996            $2,516         $0        $17     $2,533

    Net income three months              61                              $61

    Change in Unrealized AFS                                  (23)      ($23)
                                    -------      ------     ------    -------

Balances, March 31, 1996              2,577         $0        ($6)    $2,571
                                    =======      ======     ======   =======



Balances, January 1, 1995             2,211        ($4)     ($242)    $1,965

    Net income three months              68                              $68

    Change in Unrealized AFS                                  129       $129

    Realized loss mkt securities                     4                    $4
                                    -------      ------     ------     ------

Balances, March 31, 1995             $2,279         $0      ($113)    $2,166
                                    =======      ======     ======     ======





The accompanying notes are an integral part of this statement.











TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 1996 and 1995

                                             March 31,  March 31,
                                               1996       1995
Cash flows from operating activities:
    Net income                                     $61        $68
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               25         20
        (Gain) Loss on Other real estate             2         (4)
        (Gain) Loss on sale of securities           (2)         4
        (Inc)dec accrued int receivable            (30)         3
        (Inc) dec deferred tax asset                 0         18
        (Inc) dec other assets                     (24)         0
        Inc(dec) accrued interest payable          (11)        23
        Inc(dec) other liabilities                  38       (186)
          Net cash provided by operating    ----------------------
            activities                              59        (54)
Cash flows from investing activities:
    Dec interest-bearing deposits in banks           0        288
    Dec(inc) in federal funds                      550     (2,750)
    Dec(inc) in investment securities             (688)     1,466
    Dec(inc) in other securities                   (23)         0
    Net dec (inc) in loans                         225        334
    Capital expenditures premises & equip           (7)       (26)
    Proceeds from sale of securities               500          2
    Proceeds from sale of other real estate         10         57
                                            ----------------------
      Net cash used in investing activities        567       (629)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                             (392)        55
      NOW and MMDA                              (1,281)    (3,081)
      Savings deposits                             263       (105)
      Time deposits $100,000 and over              626      1,369
      Other time deposits                          664        618
                                            ----------------------
  Net cash provided by financing activities       (120)    (1,144)

 Net increase in cash and cash equivalents         506     (1,827)

Cash and cash equivalents, beginning             1,108      3,019

Cash and cash equivalents, end of period        $1,614     $1,192


Cash paid during the period:

    Interest                                      $260       $186

    Income Taxes                                    $0        $14








The accompanying notes are an integral part of this statement.











































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1996.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.95% and Tier one capital ratio was 7.71% at March 31, 1996. The bank only risk based capital ratio was 19.95% and Tier one capital ratio was 8.14%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 1996, were $1,218 a decrease of $2,414 from December 31, 1995. Loans on which the accrual of interest had been discontinued at March 31, 1996 totalled $236,156 which is down $2,138 as compared to the amount at December 31, 1995.

We are actively marketing our other real estate owned. At March 31, 1996 other real estate totalled $100,518 which is down $12,101 or 10.7% from December 31, 1995.

Results of Operations

Net Income.     Our net income for the three (3) months ended March 31, 1996 was $60,870 down $6,758 as compared to that of the same period last year. The decrease in income was mostly attributed to a decrease in our net interest income.



Revenue. Our net interest income for the three (3) months ended March 31, 1996 is down $23,680 as compared to the same period in 1995. The decrease was the result of the combination of a $200,000 loan that was placed on non-accrual and Certificates of deposit that have not rolled down since rates have declined. We anticipate an improvement in our net interest income as higher rate Certificates of Deposit reprice. Contributing to our decline in net interest income was the growth in deposits that we have experienced during the first quarter. Our growth in loans has not kept pace with the rise in deposits and as the result we are investing our excess funds in lower yielding investment securities. These factors when combined with the flat yield curve that we experienced between the one year treasury and five year treasury have served to squeeze our net interest margin.

Provision for Loan Losses. Our bad debt reserve totalled $160,123 at March 31, 1996 which represents 1.50% of our gross loans. Our reserve for loan loss was adequate and did not require any additional provisions during the first three (3) months of 1996.

Other Income. Our other income is up $6,694 when compared to the same period last year. The increase was due to a gain on a bond that was called that we had purchased at a discount and increases in volume of exchange items processed by tellers.

Other Expenses. Other expenses are down $2,516 as compared to the same time last year. Other operating expenses declined due to decreases in assessments for FDIC insurance premiums. The decrease in other operating expenses was partially offset by an increase in salaries and employee benefits. Salaries and employee benefits increased because we added two new employees when we opened the Coteau branch and due to raises that were earned during the later part of 1995.

Provision for Income Tax. A provision is made for income tax to reflect one fourth 3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 1996 was $28,800 as compared to $36,512 for the same period last year. The decrease in income tax was due to decreased income before income taxes for the current quarter.





















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 9, 1996                   Alcee J. Durand, Jr.
Date                          President/CEO