Form 10-Q
period 1996-06-30
TECHE BANCSHARES INC
filed 1996-08-14
CIK 740878

UNITED STATES

          SECURITIES AND EXCHANGE COMMISSION

                Washington, D. C. 20549

                       FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended     June 30, 1996

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30,
1996.














TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

 CONSOLIDATED BALANCE SHEETS
June 30, 1996 and December 31, 1995
    (Dollars in Thousands)
                                                     June 30,
                                                       1996    December 31
                                                    (Unaudited)   1995
            ASSETS
Cash and due from banks                                 $1,676     $1,108
Interest-bearing deposits in banks                           0          0
Securities Available for Sale at mkt value              15,426     11,943
Securities Held To Maturity (Market Value
     of $3,454 and $5,274, respectively)                 3,518      5,273
Other securities at cost                                   283        259
Federal funds sold                                         200      2,800
Loans, net of allowance for loan losses
     of $161 and $161, respectively)                    10,940     10,773
Bank premises, furniture, and equipment                    706        744
Accrued interest receivable                                288        269
Other real estate owned                                     95        112
Other assets                                               204        189
                                                    ----------------------
Total assets                                           $33,336    $33,470
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              4,644     $5,282
        Interest bearing -
            NOW and MMDA accounts                        4,954      6,799
            Savings                                      3,329      3,201
            Time, $100 and over,                         7,059      5,255
            Other time                                  10,348      9,979
                                                    ----------------------
                Total deposits                          30,334     30,516

Accrued interest payable                                   134        111
Notes payable - stockholders                               151        151
Other liabilities and accrued expenses                     169        160
                                                    ----------------------
               Total liabilities                        30,788     30,938

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    1,241      1,110
                                                    ----------------------
                                                         2,665      2,534
    Less:   200 shares of treasury stock                   (19)       (19)
                Allowance for unrealized
                  loss on mkt securities                     0          0
                Market Value Allowance on
                  AFS Bonds                                (98)        17
                                                    ----------------------
                Total stockholders' equity               2,548      2,532
                                                    ----------------------






Total liabilities and stockholders' equity             $33,336    $33,470
                                                    ======================
The accompanying notes are an integral part of this statement.







































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1996 and 1995;
(Dollars in Thousands except Earnings per Share)

                                Three Months Ended      Six Months Ended
                               June 30,   June 30,   June 30,   June 30,
                                 1996       1995       1996       1995
Interest income:
    Interest and fees on loans      $270       $279       $543       $560
    Interest on investment securities -
        U.S. government's            275        240        518        457
        State/political sub's          4          1          7          2
    Interest on interest-bearing deposits
        in banks                       0          6          0         20
    Dividends on equities              2          0          2          0
    Interest on federal funds         20         35         51         55
                              --------------------------------------------
        Total interest income        571        561      1,121      1,094
Interest expense:
    Interest on deposits            $261       $234       $508       $440
    Stockholder loans                  2          4          4          7
                              --------------------------------------------
        Total interest expense       263        238        512        447
                              --------------------------------------------
           Net interest income       308        323        609        647

Other income:
    Service charges deposits          64         58        121        110
    Gain on sale of ORE                0          6          0         10
    Gain on sale of Securities         0          0          3          0
    Other income and charges          13         16         30         31
                              --------------------------------------------
           Total other income         77         80        154        151

Other expenses:
    Salaries/employee benefits       146        121        290        249
    Occupancy expense                 54         47        105         98
    Loss on sale of ORE                0          1          3          5
    Other operating expenses          81        105        171        213
                              --------------------------------------------
        Total other expenses         281        274        569        565
                              --------------------------------------------
    Income before income taxes       104        129        194        233

    Income taxes                      34         45         63         81
                              --------------------------------------------
            Net income               $70        $84       $131       $152

    Earnings per share             $2.51      $3.01      $4.69      $5.44

The accompanying notes are an integral part of this statement.

TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 1996 and 1995


                                         Allowance for
                                         Unrealized Unrealized
                                           Loss on  Gain (Loss)
                              Common StocMarketable     on
                              Treasury St  Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1996         $2,515         $0        $17     $2,532

    Net income six months            131                    -        $131

    Change in Unrealized AFS                              (115)     ($115)
                                   ------     ------     ------     ------

Balances, June 30, 1996            2,646         $0       ($98)    $2,548
                                   ======     ======     ======     ======



Balances, January 1, 1995         $2,211        ($4)     ($242)    $1,965

    Net income six months            152                    -        $152

    Change in Unrealized AFS                               250       $250

    Realized loss mkt securities                  4                    $4
                                   ------     ------     ------     ------

Balances, June 30, 1995            2,363         $0         $8     $2,371
                                   ======     ======     ======     ======





The accompanying notes are an integral part of this statement.










TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 1996 and 1995

                                                     June 30,   June 30,
                                                       1996       1995
Cash flows from operating activities:
    Net income                                            $131       $152
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       42         40
        (Gain) Loss on Other real estate                     3        (10)
        (Gain) Loss on sale of securities                   (3)         5
        (Inc)dec accrued int receivable                    (18)       (16)
        (Inc) dec other assets                             (15)        22
        (Inc) dec deferred tax asset                         0         76
        Inc(dec) accrued interest payable                   23         48
        Inc(dec) other liabilities                           9       (115)
          Net cash provided by operating            ----------------------
            activities                                     172        202
Cash flows from investing activities:
    Dec interest-bearing deposits in banks                   0        585
    Dec(inc) in federal funds                            2,600     (1,725)
    Dec(inc) in investment securities                   (1,866)       525
    Net dec (inc) in loans                                (167)        15
    Capital expenditures premises & equip                   (4)       (42)
    Proceeds from sale of other real estate                 15        100
                                                    ----------------------
      Net cash used in investing activities                578       (542)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (638)      (222)
      NOW and MMDA                                      (1,845)    (4,015)
      Savings deposits                                     127       (354)
      Time deposits $100,000 and over                    1,805      2,223
      Other time deposits                                  369        937
                                                    ----------------------
  Net cash provided by financing activities               (182)    (1,431)

 Net increase in cash and cash equivalents                 568     (1,771)

Cash and cash equivalents, beginning                     1,108      3,019

Cash and cash equivalents, end of period                $1,676     $1,248


Cash paid during the period:

    Interest                                              $489       $400

    Income Taxes                                           $24        $38


The accompanying notes are an integral part of this statement.









                TECHE BANCSHARES, INC.

             NOTES TO FINANCIAL STATEMENTS

                        June 30, 1996

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 1996. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.






























                TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 19.42% and Tier one capital ratio was 7.9% at June 30, 1996. The bank only risk based capital ratio was 20.42% and Tier one capital ratio was 8.33%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 1996, were $38,391 an increase of $34,759 from December 31, 1995. Loans on which the accrual of interest had been discontinued at June 30, 1996 totalled $218,013 which is down $30,281 as compared to the amount at December 31, 1995.

We are actively marketing our other real estate owned. At June 30, 1996 other real estate totalled $94,918 which is down $17,701 or 15.7% from December 31, 1995.

Results of Operations

Net Income. Our net income for the six (6) months ended June 30, 1996 was $130,963 down $20,681 as compared to that of the same period last year. The decrease in income was mostly attributed to a decrease in our net interest income.

 Revenue. Our net interest income for the six (6) months ended June 30, 1996 is down $38,839 as compared to the same period in 1995. The decrease was the result of the combination of a $200,000 loan that was placed on non-accrual and the growth in deposits that we experienced during the first quarter. Our growth in loans did not keep pace with the rise in deposits and as the result we invested our excess funds in lower yielding investment securities. These factors when combined with the flat yield curve that we experienced between the one year treasury and five year treasury during the growth period have served to squeeze our net interest margin. We anticipate that our net interest margin will improve during the last half of 1996.

Provision for Loan Losses. Our bad debt reserve totalled $161,485 at June 30, 1996 which represents 1.45% of our gross loans. Our reserve for loan losses adequate and did not require any additional provisions during the first six (6) months of 1996.

Other Income. Our other income is up $3,658 when compared to the same period last year. The increase was due to a gain on a bond that was called that we had purchased at a discount and increases in volume of service charges and exchange items processed by tellers.

Other Expenses. Other expenses are up $4,064 as compared to the same time last year. Other operating expenses increased due to increases in salaries and employee benefits and increased occupancy expenses. Salaries and employee benefits increased because we added two new employees when we opened the Coteau branch and due to raises that were earned during the later part of 1995. Occupancy expenses increased due to the addition of the Coteau Branch. The increase in other operating expenses was partially offset by a decrease in assessments for FDIC insurance premiums.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30 1996 was $62,830 as compared to $81,394 for the same period last year. The decrease in income tax was due to decreased income before income taxes for the first half of 1996.















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President/CEO

August 13, 1996
Date