Form 10-Q
period 1996-09-30
TECHE BANCSHARES INC
filed 1996-11-13
CIK 740878

UNITED STATES

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D. C. 20549

                            FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1996

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

      Common Stock, $10 Par Value - 27,925 shares as of September
30, 1996.














TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

 CONSOLIDATED BALANCE SHEETS
September 30, 1996 and December 31, 1995
    (Dollars in Thousands)
                                                     Sept. 30,
                                                       1996    December 31
                                                    (Unaudited)   1995
            ASSETS
Cash and due from banks                                 $1,813     $1,108
Interest-bearing deposits in banks                           0          0
Securities Available for Sale at mkt value              14,673     11,943
Securities Held To Maturity (Market Value
     of $3,587 and $5,274, respectively)                 3,619      5,273
Other securities at cost                                   286        259
Federal funds sold                                           0      2,800
Loans, net of allowance for loan losses
     of $159 and $161, respectively)                    11,558     10,773
Bank premises, furniture, and equipment                    681        744
Accrued interest receivable                                283        269
Other real estate owned                                     95        112
Other assets                                               174        189
                                                    ----------------------
Total assets                                           $33,182    $33,470
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              5,079     $5,282
        Interest bearing -
            NOW and MMDA accounts                        5,090      6,799
            Savings                                      3,237      3,201
            Time, $100 and over,                         6,017      5,255
            Other time                                  10,438      9,979
                                                    ----------------------
                Total deposits                          29,861     30,516

Accrued interest payable                                   112        111
Notes payable - stockholders                               250        151
Other liabilities and accrued expenses                     253        160
                                                    ----------------------
               Total liabilities                        30,476     30,938

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    1,334      1,110
                                                    ----------------------
                                                         2,758      2,534
    Less:   200 shares of treasury stock                   (19)       (19)
                Allowance for unrealized
                  loss on mkt securities                     0          0
                Market Value Allowance on
                  AFS Bonds                                (33)        17
                                                    ----------------------
                Total stockholders' equity               2,706      2,532
                                                    ----------------------






Total liabilities and stockholders' equity             $33,182    $33,470
                                                    ======================
The accompanying notes are an integral part of this statement.








































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1996 and 1995;
(Dollars in Thousands except Earnings per Share)
                                Three Months Ended     Nine Months Ended
                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                 1996       1995       1996       1995
Interest income:
    Interest and fees on loans      $289       $297       $833       $857
    Interest on investment securities -
        U.S. government's            297        246        815        704
        State/political sub's          5          1         12          2
    Interest on interest-bearing deposits
        in banks                       0          6          0         26
    Dividends on equities              3          3          5          4
    Interest on federal funds          7         29         57         84
                              --------------------------------------------
        Total interest income        601        582      1,722      1,677
Interest expense:
    Interest on deposits            $259       $242       $768       $683
    Stockholder loans                  1          4          5         11
                              --------------------------------------------
        Total interest expense       260        246        773        694
                              --------------------------------------------
           Net interest income       341        336        949        983

Other income:
    Service charges deposits          66         59        187        170
    Gain on sale of ORE                0          0          0         10
    Gain on sale of Securities         0          1          3          0
    Other income and charges          10         11         41         41
                              --------------------------------------------
           Total other income         76         71        231        221

Other expenses:
    Salaries/employee benefits       145        134        436        384
    Occupancy expense                 55         55        160        152
    Loss on sale of ORE                0          0          2          0
    Loss on sales securities           0          0          0          4
    Other operating expenses          79         86        250        299
                              --------------------------------------------
        Total other expenses         279        275        848        839
                              --------------------------------------------
    Income before income taxes       138        132        332        365

    Income taxes                      45         43        108        125
                              --------------------------------------------
            Net income               $93        $89       $224       $240

    Earnings per share             $3.34      $3.18      $8.03      $8.61

The accompanying notes are an integral part of this statement.

TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 1996 and 1995


                                         Allowance for
                                         Unrealized Unrealized
                                           Loss on  Gain (Loss)
                              Common StocMarketable     on
                              Treasury St  Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1996         $2,515         $0        $17     $2,532

    Net income nine months           224                    -        $224

    Change in Unrealized AFS                               (50)      ($50)
                                   ------     ------     ------     ------

Balances, June 30, 1996            2,739         $0       ($33)    $2,706
                                   ======     ======     ======     ======



Balances, January 1, 1995         $2,211        ($4)     ($242)    $1,965

    Net income six months            240                             $240

    Sale of Treasury Stock             2                               $2

    Change in Unrealized AFS                               254       $254

    Realized loss mkt securities                  4                    $4
                                   ------     ------     ------     ------

Balances, June 30, 1995            2,453         $0        $12     $2,465
                                   ======     ======     ======     ======





The accompanying notes are an integral part of this statement.









TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 1996 and 1995

                                                     Sept. 30,  Sept. 30,
                                                       1996       1995
Cash flows from operating activities:
    Net income                                            $224       $240
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       63         63
        (Gain) Loss on Other real estate                     3        (10)
        (Gain) Loss on sale of securities                   (3)         4
        (Inc)dec accrued int recievable                    (13)       (68)
        (Inc) dec other assets                              20        (18)
        (Inc) dec deferred tax asset                         0         76
        Inc(dec) accrued interest payable                    1         30
        Inc(dec) other liabilities                          93        (59)
          Net cash provided by operating            ----------------------
            activities                                     388        258
Cash flows from investing activities:
    Dec interest-bearing deposits in banks                   0        585
    Dec(inc) in federal funds                            2,800       (175)
    Dec(inc) in investment securities                   (1,151)      (688)
    Net dec (inc) in loans                                (785)       136
    Capital expenditures premises & equip                   (5)      (161)
    Proceeds from sale of other real estate                 15        107
                                                    ----------------------
      Net cash used in investing activities                874       (196)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (204)       129
      NOW and MMDA                                      (1,709)    (3,067)
      Savings deposits                                      36       (390)
      Time deposits $100,000 and over                      762      1,007
      Other time deposits                                  459        630
    Increase in repurchase agreements                        0        306
    Increase in fed funds purchased                        250          0
    Sale of Treasury stock                                   0          2
    Repayment of Notes to stockholders                    (151)         0
                                                    ----------------------
  Net cash provided by financing activities               (557)    (1,383)

 Net increase in cash and cash equivalents                 705     (1,321)

Cash and cash equivalents, beginning                     1,108      3,019

Cash and cash equivalents, end of period                $1,813     $1,698


Cash paid during the period:

    Interest                                              $771       $664

    Income Taxes                                           $24        $57

The accompanying notes are an integral part of this statement.









                     TECHE BANCSHARES, INC.

                  NOTES TO FINANCIAL STATEMENTS

                        September 30, 1996

      The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 1996. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                     TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996.

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

At the parent company level, cash is needed to service long-term debts. Cash to fund long-term debt is funded from dividends of the Bank and from the Parent's cash held with the Bank. In the third quarter of 1996, we paid off the debt of the parent company. Our need for cash in the holding company going forward will be minimal. Management believes the parent's current sources of funds are sufficient to meet its liquidity needs for the foreseeable future.

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 19.69% and Tier one capital ratio was 8.25% at September 30, 1996. The bank only risk based capital ratio was 19.62% and Tier one capital ratio was 8.22%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 1996, were $89,297 an increase of $85,665 from December 31, 1995. Loans on which the accrual of interest had been discontinued at September 30, 1996 totalled $232,623 which is down $5,671 as compared to the amount at December 31, 1995.

We are actively marketing our other real estate owned. At September 30, 1996 other real estate totalled $94,918 which is down $17,701 or 15.7% from December 31, 1995.

Results of Operations

Net Income. Our net income for the nine (9) months ended September 30, 1996 was $224,125 down $16,118 as compared to that of the same period last year. The decrease in income was mostly attributed to a decrease in our net interest income.

 Revenue. Our net interest income for the nine (9) months ended September 30, 1996 is down $33,478 as compared to the same period in 1995. The decrease was the result of the combination of a $200,000 loan that was placed on non-accrual and the growth in deposits that we experienced during the first quarter. Our growth in loans did not keep pace with the rise in deposits and as the result we invested our excess funds in lower yielding investment securities. These factors when combined with the flat yield curve that we experienced between the one year treasury and five year treasury during the growth period served to squeeze our net interest margin. Our net interest margin improved during the third quarter of 1996.

Provision for Loan Losses. Our bad debt reserve totalled $159,070 at September 30, 1996 which represents 1.36% of our gross loans. Our reserve for loan losses was adequate and did not require any additional provisions during the first nine (9) months of 1996.

Other Income. Our other income is up $9,558 when compared to the same period last year. The increase was due to a gain on a bond that was called that we had purchased at a discount and increases in the volume of service charges and exchange items processed by tellers.

Other Expenses. Other expenses are up $8,782 as compared to the same time last year. Other operating expenses increased due to increases in salaries and employee benefits and increased occupancy expenses. Salaries and employee benefits increased because we added two new employees when we opened the Coteau branch and due to raises that were earned during the later part of 1995. Occupancy expenses increased due to the addition of the Coteau Branch. The increase in other operating expenses was partially offset by a decrease in assessments for FDIC insurance premiums.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30 1996 was $108,206 as compared to $124,790 for the same period last year. The decrease in income tax was due to decreased income before income taxes for the first nine months of 1996.














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

November 13, 1996
Date