Form 10-K
period 1996-12-31
TECHE BANCSHARES INC
filed 1997-03-27
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 1996
                                 or
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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 1996



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 1996                      Parts I, II and IV

Definitive Proxy Statement for the 1996
  Annual Meeting of Shareholders                  Part IV










































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






    In the Bank's general market area there are four other banks and one domestic savings and loan institution aggressively pursuing loans, deposits and other accounts. Below is a list of banks headquartered in St. Martin Parish with their total deposits as of December 31, 1996:

                 Bank                       Thousands of Dollars

Teche Bank and Trust Co.                              $ 32,376
St. Martin Bank and Trust                               77,699
Farmers-Merchants Bank and Trust                        89,810
First National Bank of St. Martin                       46,967

  Total parish bank deposits                          $246,852
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

    The Bank is limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Bank to Teche Bancshares, Inc. if the amount of adjusted capital, surplus and retained earnings is below defined regulatory limits. The Bank is also restricted from extending credit or making loans to or investments in Teche Bancshares, Inc. and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

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

    In January, 1989, the Federal Reserve Board issued risk-based capital guidelines to assist in the assessment of the capital adequacy of bank holding companies and banks. These guidelines include a new definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The risk-based capital guidelines also establish a schedule for achieving the minimum supervisory standards and provide for transitional arrangements during a phase-in-period (beginning year end 1990) to facilitate adoption and implementation of the measure at the end of 1996.

    The table below indicates the Bank's capital measures at December 31, 1996. The bank meets the risk-based capital guidelines at December 31, 1996 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%      17.54%
                                                 =====      ======
  Tier 2                                           - %        .99%
                                                 =====      ======
  Total risk-based capital ratio                  8.0%      18.53%
                                                 =====      ======















Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 1996          1995          1994
              ASSETS            ------        -----         ------

Cash and due from banks        $ 1,641       $ 1,416       $ 1,282
Interest-bearing deposits
  in banks                           0           390           882
Investments securities:
  U. S. Treasury securities       1,058         1,581         1,890
  Federal agency securities      16,301        13,067        11,507
  States and political
    subdivisions                    420            52            54
  Other securities                  278           256           157
                                 ------        ------        ------
    Total investment securities  18,057        14,956        13,608

Federal funds sold                1,315         1,672           890
Loans, net of allowance
  for losses                     11,269        10,802        10,344
Bank premises, and equipment        713           829           800
Accrued interest receivable         259           250           231
Other real estate owned              83           215           397
Other assets                        351           380           365
                              ---------     ---------     ---------
    Total assets                $33,688       $30,910       $28,799
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 5,243       $ 4,528       $ 4,291
    NOW and MMDA accounts         5,119         4,980         5,188
    Savings                       3,227         3,185         3,614
    Time (100,000 and over)       6,400         5,472         4,038
    Other time                   10,430         9,695         8,763
                                 ------        ------        ------
           Total deposits        30,419        27,860        25,894
  Federal funds purchased             5             1            21
  Securities repurchased             57            23            83
  Accrued interest payable          134           119            82
  Notes payable - stockholders       94           280           416
  Other liabilities &
    accrued expense                 660           447           208
                                 ------        ------        ------
     Total liabilities           31,369        28,730        26,704
                                 ------        ------        ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits                 920           781           696
    Total stockholders' equity    2,340         2,201         2,116
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      2,319         2,180         2,095
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $33,688       $30,910       $28,799
                               ========      ========      ========










































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  1996          1995           1994
Interest earning assets:
  Interest-bearing deposits,
    in banks                      $  0           $390       $   882
  Interest earned on interest-
    bearing deposits                 0            27            69
  Yield on interest-bearing
    deposits                       0.0%          7.0%          7.8%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $17,359       $14,648       $13,397
  Interest earned on U. S. Treasury
    and federal agency securities 1,098           957           758
  Yield on U. S. Treasury and
    federal agency securities      6.3%          6.5%          5.6%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                   $420           $52           $54
  Interest earned on obligations of
    states and political
    subdivisions                     17             3            3
  Yield on obligations of states and
    political subdivisions          4.1%          5.3%         5.7%
                                  ======        ======       ======

  Other securities                 $278          $256          $ -
  Interest/dividends earned
    on other securities               5            5             -
  Yield on other securities         1.9%         2.0%            -%
                                  ======       ======        ======

  Federal funds sold            $ 1,315       $ 1,672        $ 890
  Interest earned on
    federal funds sold               69           98            33
  Yield on federal funds sold       5.3%         5.8%          3.7%
                                  ======       ======        ======

  Net loans                      $11,269      $10,802       $10,344
  Interest and fees
    earned on net loans            1,161        1,138         1,055
  Yield on net loans               10.3%        10.5%         10.2%
                                  ======       ======        ======

  Total interest earning assets  $30,641       $27,820      $25,567
    Interest earned on total
      interest-earning assets      2,351         2,229        1,918
    Yield on total interest-earning
        assets                      7.7%          8.0%         7.5%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $5,119       $ 4,980       $5,188
  Interest paid on NOW AND MMDA
    accounts                         115           114          108
  Average rate on NOW AND MMDA
    accounts                        2.2%          2.3%         2.1%
                                  ======        ======       ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    1996          1995         1994

  Savings                        $ 3,227       $ 3,185       $3,614
  Interest paid on savings            64            63           72
  Average rate paid on savings      2.0%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $ 6,400       $ 5,472      $ 4,038
  Interest paid on time deposits,
    $100,000 and over                330           287          153
  Average rate paid on time deposits,
    $100,000 and over               5.2%          5.2%         3.8%
                                  ======        ======       ======

  Other time deposits            $10,430       $ 9,695      $ 8,763
  Interest paid on other time
    deposits                         519           457          325
  Average rate paid on other time
    deposits                        5.0%          4.7%         3.7%
                                  ======        ======       ======

  Federal funds purchase            $ 5          $  1          $21
  Interest paid on federal funds
    purchased                         -             -            1
  Average rate paid on federal funds
    purchased                       5.5%          3.3%         5.4%
                                  ======        ======       ======

  Securities repurchased           $ 56          $ 23         $ 83
  Interest paid on securities
    repurchased                       3             1            8
  Average rate paid on securities
    repurchased                     5.8%          5.6%         9.2%
                                  ======        ======       ======

  Notes payable - stockholders     $  94         $ 280        $ 416
  Interest paid on notes payable -
    stockholders                       5            14           21
  Average rate paid on notes
    payable - stockholders          4.9%          5.1%         5.1%
                                  ======        ======       ======

      Total interest bearing
        liabilities              $25,332      $23,636       22,123
      Interest paid on total interest
        bearing liabilities        1,036          936          687
      Average rate on total interest
        bearing liabilities         4.1%         4.0%         3.1%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     4.3%         4.0%        4.8%
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

                     Year Ended December 31,
                     (dollars in thousands)
                                           1993 v. 1994
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

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
                                  =====      =====  =====    =====

                                           1995 v. 1996
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                     (27)       (27)   27       (27)
    U. S. Treasury & Federal
      Agency Sec.                  176        (29)   (5)       142
    State and political
      subdivisions                   -          -     -         -
    Federal Funds sold             (21)        (8)    2       (27)
    Net loans                       49        (22)   (1)       26
      Total interest earning
        assets                     177        (86)    23       114

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts            3        (5)     -        (2)
    Savings                          1         -      -         1
    Time deposits, $100,000
      and over                      48         -      -        48
    Other time deposits             35         29     2        66
    Federal funds purchased          -         -      -         -
    Securities repurchased           2         -      -         2
    Notes payable - stockholder     (9)        -      -        (9)
      Total interest-bearing
        liabilities                 80         24     2       106

      Increase (decrease) in net
        interest income             97       (110)   21         8
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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 1,476    $ 1,476
Securities available
  for sale         5,483     8,226       -          205     13,914
Securities held
  to maturity      1,899     2,803       58          -       4,760
Other securities       -        -        -          286        286
Federal funds sold 1,225        -        -           -       1,225
Loans              6,167     3,919    2,385         238     12,709
Other assets           -        -         -       1,182      1,182
                 -------   -------   ------     -------    -------
    Total assets $14,774   $14,948   $2,443     $ 3,387    $35,552
                 =======   =======   ======     =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 5,675    $ 5,675
Interest-bearing deposits:
  NOW and MMDA's    2,627    3,402        -          -       6,029
  Savings           1,309    1,946        -          -       3,255
  Time, $100,000
    and over        6,081      980        -          -       7,061
  Other time        8,568    1,786        -          -      10,354
  Other liabilities     -       -         -         331        331
  Stockholder's equity  -       -         -       2,847      2,847

                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $18,585  $ 8,114      $ -     $ 8,853    $35,552
                  =======  =======     ======   =======    =======
Interest rate
  sensitivity gap $(3,811) $ 6,834     $2,443   $(5,466)
                   ======= =======     ======    =======














































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 1996, 1995 and 1994 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:

                                      1996
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 1,194      $ 2        $ (2)    $ 1,194
  Mortgage-backed
    securities            12,654       95         (29)     12,720
                         -------      ---        ----      ------

      Totals             13,848       97         (31)     13,914


Securities held to maturity:
  U.S. Government
    and Agency
    Securities              687        1          (1)        687
  State and Municipal
    Securities              538        1          (1)        538
  Mortgage-backed
    Securities            3,535       19         (20)      3,534
                        -------      ---        ----      ------
      Totals              4,760       21         (22)      4,759


Other Securities            286        -           -         286
Less:  Reserve for
  unrealized loss
  on corporate stock          -        -           -           -
                        -------      ---        ----      ------
    Totals                  286        -           -         286

      Total securities   $18,894     $118        $(53)   $18,959
                        =========    ====        =====   ========












Investment Portfolio (Continued) -
(in thousands)
                                      1995
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 2,922      $ 9        $ (2)    $ 2,929
  Mortgage-backed
    securities             8,995       50         (32)      9,013
                         -------      ---        ----      ------

      Totals             11,917       59         (34)     11,942


Securities held to maturity:
  U.S. Government
    and Agency
    Securities              813        3           -         816
  State and Municipal
    Securities              208        -          (8)        200
  Mortgage-backed
    Securities            4,252       34         (27)      4,259
                        -------      ---        ----      ------
      Totals              5,273       37         (35)      5,275


Other Securities            258        -           -         258
Less:  Reserve for
  unrealized loss
  on corporate stock          -        -           -           -
                        -------      ---        ----      ------
    Totals                  258        -           -         258

      Total securities   $17,448     $96         $(69)   $17,475
                        =========    ====        =====   ========


















Investment Portfolio (Continued) -
(in thousands)
                                      1994
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 4,952      $ 3        $ (130)   $ 4,825
  Mortgage-backed
    securities            6,315        9          (250)     6,074
                        -------      ---          ----    -------
       Totals            11,267       12          (380)    10,899


Securities held to maturity:
  U.S. Government
    and Agency
    Securities            2,943        -          (23)     2,920
  State and Municipal
    Securities               55        -            -         55
  Mortgage-backed
    Securities            1,217        -          (53)     1,164
                        -------      ---          ----    -------
      Totals              4,215        -          (76)     4,139


Other Securities            257        -            -        257
Less:  Reserve for
  unrealized loss
  on corporate stock        (4)        -            -        (4)
                        -------      ---          ----    -------
    Totals                  253        -            -        253

      Total securities  $15,735      $12        $(456)   $15,291
                       =========     ====       ======   ========



















Investment Portfolio (Continued) -

                                        1996
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years


Securities available for sale:
  U.S. Government and
    Agency Securities   $  250     $  944      $   -      $   -
  Mortgage-backed
    securities           5,233      7,282          -         205
                        ------      -----       -----      -----
      Totals             5,483      8,226          -         205

Securities to be held to maturity:
  U.S. Government and
    Agency Securities      300        387          -          -
  State and municipal
    securities               -        480          58         -
  Mortgage-backed
    securities           1,599      1,936          -          -
                        ------      -----       -----      -----
      Totals             1,899      2,803          58         -

Other securities             -          -           -        286

  Total                 $7,382    $11,029        $ 58       $491
                       =======    =======     =======     ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      6.0%        6.0%          - %       -
                          ======      ======       ======   =====

  Mortgage-backed
    securities             7.4%        7.5%          - %      8.4%
                          ======      ======       ======    =====

Securities to be held to maturity:
  U.S. Government and
  Agency Securities        6.3%        6.0%          -          -
                          ======      ======       ======    ======

  State and municipal
    securities              -          4.2%          5.8%       -
                          ======      ======       ======    ======

 Mortgage-backed
   securities              6.5%        6.1%          - %       - %
                          ======      ======       ======    ======

Other securities            -           -            -         2.7%
                          ======      ======       ======    ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.















































Loan Portfolio Information -


Types of Loans:          1996     1995     1994     1993     1992

Real estate loans     $ 7,292  $ 5,858  $ 6,710   $ 5,420  $ 5,353
Commercial and
  industrial loans      2,630    2,412    1,779     1,854    1,825
Personal and
  consumer loans        3,006    2,702    2,679     2,649    2,362
All other loans            27       24       39        13        5
                       ------   ------    -----     -----    -----
  Totals               12,955   10,996   11,207     9,936    9,545
Less: Unearned income     (88)     (62)     (59)      (73)     (92)
      Allowance for
        loan losses      (158)   (161)     (180)     (181)    (193)
                       ------   ------    -----     -----    -----
         Net loans    $12,709 $10,773   $10,968   $ 9,682  $ 9,260
                      ======= =======   =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                1996      less     five Years     Ten     Years

Real estate    $7,292    $3,507     $1,727      $1,666     $392
Commercial and
  industrial    2,630     1,550        764         162      154
Personal and
  consumer      3,006     1,349      1,645          12       -
All other          27        27          -          -        -
             --------  --------    -------      ------    ------
    Totals    $12,955    $6,433     $4,136      $1,840     $546
             ========  ========    =======      ======    ======

















Non-accrual, Past Due and Restructured Loans:
(in thousands)
                                       December 31,   December 31,
                                          1996           1995

Non-accrual loans                         $239           $238
                                          =====          =====
Restructured loans                        $ 58           $ 58
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $ 60           $ 26
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. A loan is considered impaired when it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. An insignificant delay (less than 60 days) or shortfall in the amount of payments does not indicate impairment. One loan is considered to be impaired as defined in Financial Accounting Standards Board Statement No. 114, as amended by Financial Accounting Standards Board Statement No. 118. This loan has a carrying value of $215,987 and there is no allowance as it relates to this loan. Management's list of potential problem loans indicated a principal balance of $448,630 as of December 31, 1996.

        At December 31, 1996, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 1996       1995
Balance, beginning of year                      $ 161      $ 180
Charge-offs:
  Installment loans                                 5          6
  Commercial loans                                  4         15
                                                  ---        ---
    Total Charge off's                              9         21
Recoveries:
  Real estate loans                                -           -
  Installment loans                                 3          1
  Commercial loans                                  3          1
                                                  ---        ---
    Total Recoveries                                6          2

Net charge-offs                                     3         19

Balance, end of year                            $ 158      $ 161
                                                =====      =====
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                         .03%        .17%
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

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $    -
     Commercial & industrial                      -
     Personal & consumer                          4
     All other loans                              -
                                             ------
     Total                                   $    4
                                             ======












Deposits -

        See analysis of net interest earnings for average deposits and average rate paid. Non-interest bearing demand deposits have not been included in the net interest earnings, because they do not pay interest. Therefore, the average interest rate paid would be zero. The average balances for the past three years can be found on the average balance sheets.

Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                1996     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $7,062     $2,792    $ 927       $2,363     $980
              ======     ======    ======      ======     ====


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              1996           1995           1994

Return on average assets      1.0%           1.0%            .9%
                             =====          =====          =====

Return on average equity     12.1%          15.4%          11.7%
                             =====          =====          =====

Dividend payout ratio        11.6%          10.4%          14.2%
                             =====          =====          =====

Equity to asset ratio         8.0%           7.1%           7.3%
                             =====          =====          =====

Capital adequacy ratio        8.4%           8.0%           6.7%
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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 1996.














































                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 1996, it is believed that the stock of the Company trades for approximately $70.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 1996, Teche Bancshares, Inc. had approximately 381 stock-holders.

    Teche Bancshares, Inc. paid a dividend of $1.35 per share in 1996. In 1995, and 1994, the bank paid $1.25 per share. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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
















Item 6. Selected Financial Data
(in thousands except per share)

                1996       1995       1994       1993       1992

Investment
  securities  $18,961    $17,474    $15,368    $13,650    $13,753

Loans          12,709     10,773     10,968      9,682      9,261

Deposits       32,375     30,516     29,165     27,334     27,008

Stockholders
  equity        2,847      2,533      1,965      1,997      1,611

Operating
  revenues      2,665      2,551      2,179      2,125      2,189

Net interest
  income        1,310      1,288      1,223      1,209      1,028

(Recovery of)
  provision for
  loan losses      -         -           -          -       (100)


Net income        325        337        246        421       403

Earnings
  per share     11.65      12.07       8.81      15.09      14.44

Total assets   33,552     33,470     31,816     29,875     29,313

Cash dividend:
  Per share      1.35       1.25       1.25       1.25       1.00
  Total            38         35         35         35         28


















Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations

1996 IN REVIEW

    Our net income for the years ended December 31, 1996, 1995 and 1994 was $325,387, $337,024 and $245,877, respectively. Net income for 1996 decreased $11,637 from $337,024 in 1995. Net income for 1995 increased by $91,147 from $245,877 in 1994. Earnings per common share were $11.65 for 1996, $12.07 for 1995, and $8.81 for 1994. Return on average assets and return on equity was 1.0% and 12.1% for 1996. Return on average assets and return on equity was 1.0% and 15.4% for 1995. For 1994, return on average assets was
 .9% and return on equity was 11.7%.

Highlights for 1996 were as follows:

1. For the year ended 1996, we increased our average total assets by 9%. Total loans at the end of 1996 were up 18% as compared to the end of the year in 1995.

2. In July, 1996, we celebrated the first anniversary of our Coteau Office. The expansion into Iberia Parish has been well received by the residents of Coteau and the surrounding communities.

3. We purchased a new AS400 IBM computer to more efficiently process the operations of the bank. Delivery was made at year end and installation was completed in early January. We have improved the response time of our system significantly as the result of the installation. This increase in efficiency will allow us to provide better service to our customers.

4. During 1996, we paid off the capital injection loan that our directors had funded since 1984.


EARNINGS ANALYSIS

Net Interest income

Net interest income was $1,309,536 in 1996 compared to $1,287,894 in 1995, an increase of $21,642. We were able to increase our net interest income for the year ended 1996 because of growth in the bank's total loans. Over the past two years, we have begun to experience growth in the bank's total loans and assets.

Net interest income for 1995 was $1,287,894, compared to $1,223,496 in the prior year, an improvement of $64,398. This improvement was due to growth that occurred during 1995.



Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. It has not been necessary to add to our provision for loan losses since 1990. In 1992 we transferred $100,000 of the excess that we had carried in our reserve to income. During 1996, 1995 and 1994 we maintained our reserve for loan loss account at a level that was adequate without making any additions to the provision account.
The allowance for loan losses at December 1996 was $157,640 or 1.22% of gross loans.

Other Income

Other income was $314,406 for 1996 as compared to $322,247 in 1995. The majority of the decrease in other income was due to a nonrecurring recovery in 1995 of $39,753 on a loss from the sale of Louisiana Agricultural Finance (LAFA) Bonds. Excluding the one time income received in 1995, other income for the year ended 1996 was higher than that of the previous year.

Other income was $322,247 for 1995 as compared to $260,433 in 1994. The majority of the increase in other income over 1994 was due to the same nonrecurring recovery on the loss from the sale of LAFA
Bonds.

Other Expenses

Other expenses were $1,160,908 for 1996 compared to $1,122,806 in 1995. The increase in other expenses was the result of increases in salaries and employee benefits, occupancy expense, and furniture and fixtures expenses. The increase in salaries and employee benefits was due to an increase in the compensation of our employees and the addition of two new Coteau Branch employees for a full year in 1996. The increase in occupancy expenses and furniture and fixtures was due primarily to the expenses of operating the Coteau Branch for an entire year.

Other expenses were $1,122,806 in 1995 compared to $1,098,462 in 1994. The increase in other expense was the result of increases in salaries and employee benefits, occupancy expense, and net other real estate losses. Salaries and benefits and occupancy expense increased due to the addition of the Coteau Branch and the additional expenses associated with operating that location. Net other real estate losses were incurred to reduce our other real estate owned. We sold several properties during 1995 that we had held for over five years. The increase in expenses was partially reduced by a decrease in FDIC insurance for the year.




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

The carrying value of securities available for sale at the end of 1996 was adjusted upward by $66,421 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $1,282 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 1995 was adjusted upward by $25,469 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $1,395 at year end. The increase in value of the securities portfolio was temporary.

As a result of increases in the general level of market interest rates during 1994, the carrying value of securities available for sale at December 31, 1994 reflected a net unrealized loss of $367,278. The amortized cost of securities held to maturity was less than estimated fair value by $76,062 at that date. The decline in value of the securities portfolio was temporary.

Loans

At December 31, 1996, loans, net of allowance for loan losses and unearned discount, were $12,708,902. This was an increase of $1,936,002 over $10,772,900 at the end of 1995. Average loans during the year 1996 were $11,268,606, an increase of approximately $466,408 from 1995.

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


Deposits

At December 31, 1996 total deposits were $32,375,543, an increase of $1,859,740 over 1995. Average deposits for the year ended 1996 were $30,418,843 as compared to $27,859,434 in 1995. The increase in deposits at year end was due to having the public fund deposits of the St. Martin Parish Sheriff's Department property tax collections. These funds were distributed to the various public bodies during the first quarter of 1997. Average deposits are up due to the growth of the Coteau Branch, and growth attributed to the offering of our ATM's, Voice line and Saturday Banking services.

At December 31, 1995 total deposits were $30,515,803. Total deposits increased during the year due to the addition of the Coteau branch and to growth attributed to the offering of our ATM, Voice line and Saturday Banking services.

Time deposits of $100,000 and greater were $7,061,592 at the end of 1996, an increase of $1,806,921 over that of the prior year. The increase was due to increases in Public Funds from bids won during the year. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. We continue to hold $1,000,000 in jumbo certificates from the State of Louisiana that were added in 1994. Rates on these funds are still attractive compared to alternatives for funding.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 1996, nonperforming assets were $294,062, a decrease of $56,851 from 1995. As of December 31, 1995, nonperforming assets were $350,913, a decrease of $67,097 from 1994. Nonaccrual loans at December 31, 1996, 1995 and 1994 were $238,843, $238,294 and $6,858, respectively. Other real estate owned was $55,219, $112,619 and $411,152 at December 31, 1996, 1995 and 1994, respectively. The improvement in nonperforming assets was accomplished by selling other real estate owned. The majority of the balance in nonaccrual loans is represented by one loan that is in bankruptcy. We are waiting for the sale to go through the bankruptcy court to pay off the loan.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $507,869 and $410,005 at December 31, 1996 and 1995.

Capital and Dividends

The Company's risk based capital ratios at December 31, 1996 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 7.90% and risk based capital was 18.53%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 8.01% at December 31, 1996. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company. During 1996 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $193,564. Of this sum, $155,865 was used to repay principal and interest on notes payable to stockholders and $37,699 was paid to stockholders in the form of a dividend.


Fourth Quarter Results

Net income for the fourth quarter of 1996, 1995, and 1994 was $101,262, $96,781, and $11,229, respectively. The increase in income for the quarter was mostly due to the adjustment made when we calculated our actual income tax expense for the year. At year end, we do an actual calculation which takes into account our tax timing differences. For 1996, the adjustment served to decrease the percentage of tax expense on the earnings of the last quarter. Income before income tax for the quarter ended December 31, 1996 was $130,703 as compared to $122,302 for the same quarter ended 1995.








Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 29 to 63.



























































                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 1996 and 1995






































                           TABLE OF CONTENTS




Page

INDEPENDENT AUDITOR'S REPORT                                    1


FINANCIAL STATEMENTS
  Consolidated balance sheets                                   2
  Consolidated statements of income                             3
  Consolidated statements of changes in stockholders' equity    4
  Consolidated statements of cash flows                         5
  Notes to consolidated financial statements                 6-27

SUPPLEMENTARY INFORMATION

  Consolidated schedules of other operating expenses             29
  Consolidating schedules -
    Consolidating balance sheet                                  31
    Consolidating statement of income                            32
    Consolidating statement of cash flows                        33














                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

    Our audits were made primarily to form an opinion on the basic consolidated financial statements, as stated in the preceding paragraph. The supplementary information contained on pages 28-33 is presented for purposes of additional analysis and, although not required for a fair presentation of consolidated financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the audits of the basic consolidated financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the basic consolidated financial statements taken as a whole.


                      Darnall, Sikes, Kolder, Frederick & Rainey
                      A Corporation of Certified Public Accountants Breaux Bridge, Louisiana
January 23, 1997


                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 1996 and 1995
                           (in thousands)


                                              1996          1995
                                   ASSETS

Cash and due from banks                     $ 1,476       $ 1,108
Securities available for sale                13,915        11,943
Securities to be held to maturity             4,760         5,273
Other securities                                286           259
Federal funds sold                            1,225         2,800
Loans, net of allowance for loan losses
  and unearned discount on loans             12,709        10,773
Bank premises, furniture,
  fixtures and equipment                        708           744
Accrued interest receivable                     268           269
Other real estate owned                          55           113
Other assets                                    150           188
                                          ---------     ---------
           Total assets                     $35,552       $33,470
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 5,675      $ 5,282
    Interest bearing -
      NOW and MMDA accounts                    6,029        6,799
      Savings                                  3,256        3,201
      Time, $100,000 and over                  7,062        5,255
      Other time                              10,354        9,979
                                           ---------     --------
           Total deposits                     32,376       30,516

  Accrued interest payable                       134          111
  Notes payable - stockholders                     -          151
  Other liabilities and accrued expenses         195          159
                                           ---------     --------
           Total liabilities                  32,705       30,937

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            1,397        1,110
  Less:  200 shares (225 in 1994)
           of treasury stock                     (19)         (19)
         Net unrealized gain (loss)
           on securities available for sale,
           net of tax of $23 in 1996
           and $18 in 1995                        44           17
                                           ---------     --------
           Total stockholders' equity          2,847        2,533

           Total liabilities and
             stockholders' equity            $35,552      $33,470
                                          ===========   ===========











The accompanying notes are an integral part of this statement.
































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 1996, 1995 and 1994



                                    1996         1995         1994

INTEREST INCOME
  Interest and fees on loans       $1,162      $1,138       $1,055
  Interest on investment securities:
    Interest on securities
      available for sale              791         677          547
    Interest on securities
      to be held to maturity          307         280          211
    Obligations of state and
      political subdivisions           17           3            3
    Interest and dividends
      on other securities               5           5            -
  Interest on federal funds sold       69          98           33
  Interest on deposits in banks         -          27           69
                                    -----       -----        -----
      Total interest income         2,351       2,228        1,918

INTEREST EXPENSE
  Interest on deposits              1,028         920          657
  Federal funds purchased               1           -            1
  Interest on securities repurchased    3           1            8
  Other interest                        5           5            8
  Stockholder loans                     4          14           21
                                    -----       -----        -----
      Total interest expense        1,041         940          695

      Net interest income before
        recovery of possible
        loan losses                 1,310        1,288       1,223

PROVISION FOR POSSIBLE LOAN LOSSES      -            -           -
                                    -----        -----       -----
      Net interest income after
        recovery of possible
        loan losses                 1,310        1,288       1,223

OTHER INCOME
  Service charges on
    deposit accounts                  256          228         213
  Commissions income                   21           25          23
  ATM income                            9            8           1
  Net gain on security transactions     4            -           -
  Recovery of investment loss           -           40           -
  Other operating revenue              24           21          23
                                    -----        -----       -----
      Total other income              314          322         260

      Income before other expenses  1,624        1,610       1,483

OTHER EXPENSES
  Salaries and employee benefits      600          541         491
  Occupancy expenses                  187          175         158
  Furniture and equipment expenses     35           24          21
  Data processing expenses             34           41          35
  Net loss on security transactions     -            3           -
  Net other real estate loss            1           36          25
  Other operating expenses            304          303         367
                                    -----        -----       -----
      Total other expenses          1,161        1,123       1,097

      Income before income taxes      463          487         386

INCOME TAXES BENEFIT (EXPENSE)       (138)        (150)       (140)
                                    -----       ------       -----
      Net Income                   $  325       $  337      $  246
                                  =======      =======     =======

      Earnings per share           $11.65       $12.07      $ 8.81
                                  =======      =======     =======








The accompanying notes are an integral part of this statement.
























               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 1996, 1995 and 1994
                        (in thousands)

                                   Allowance   Unrealized
                                     Loss on   Gain (Loss)
                      Common Stk   Marketable     on
                      Treas. Stk     Equity      AFS
                       Surplus     Securities  Securities    Total

BALANCES,
  DECEMBER 31, 1993     $2,000        $(4)         -        $1,996

  Net income               246          -          -           246
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Cumulative effect of application
    of statement of Financial Accounting
    Standards No. 115 "Accounting for
    Certain Investments in Debt and
    Equity Securities"      -           -         154          154
  Unrealized loss on
    securities available
    for sale                -           -        (396)        (396)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1994     $2,211        $(4)       (242)       $1,965

  Net income               337          -          -            337
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Sale of 25 shares
    Treasury Stock           2          -          -             2
  Net change in unrealized gain
    on AFS securities        -          -         259          259
  Sale of Marketable
    Securities               -          4          -             4
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $2,515        $ -          17        $2,532

  Net income               325          -          -           325

  Cash Dividend,
    $1.35 per share        (37)         -          -           (37)

  Net change in unrealized gain
    on AFS securities        -          -          27           27
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1996     $2,803        $ -        $ 44        $2,847
                        ======       =====      ======      =======
The accompanying notes are an integral part of this statement.
               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 1996, 1995 and 1994



                                     1996       1995       1994

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 325      $ 337      $ 246
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment         85         87         74
      Devaluation of other
        real estate owned               -          -          -
      (Gain) loss on other
        real estate owned               3         38         22
      (Increase) decrease in:
        other assets                   39        (18)         9
        deferred tax asset              -         76        (62)
        accrued interest receivable     1        (17)       (40)
        accrued interest payable       24         33         17
        other liabilities              21       (157)        60
                                     -----      -----      -----
         Net cash provided
           by operating activities    498        379        326
                                     -----      -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest-bearing
    deposits in banks                   -        882          -
  (Increase) decrease in
    federal funds sold              1,575     (2,800)        625
  Proceeds from sales of
    securities available for sale     800      4,045       4,830
  Proceeds from maturities of
    securities available for sale   1,925      1,941          -
  Proceeds from maturities of
    securities held to maturity     5,830      1,272          -
  Purchases of securities
    to be held to maturity         (3,023)    (2,330)     (2,290)
  Purchases of securities
    available for sale             (6,976)    (6,770)     (4,500)
  Net (increase) decrease
    in loans                       (1,936)       194      (1,286)
  Capital expenditures for
    bank premises and equipment       (48)      (161)        (96)
  (Increase) decrease in
    other real estate owned            52        260         261
                                     -----      -----      -----

      Net cash provided by
       (used in)investing
       activities                  (1,801)    (3,467)    (2,456)
                                   -------    -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                   393        903        114
    NOW and MMDA                     (770)    (1,207)      (419)
    Savings deposits                   55      (251)      (224)
    Time deposits, >= $100,000      1,806        932      2,064
    Other time deposits               375        974        294
  Federal funds purchased               -          -        200
  Dividends paid                      (37)       (35)       (35)
  Decrease in treasury stock            -          2          -
  Decrease in notes
    payable - stockholders           (151)      (141)      (133)
                                     -----      -----      -----
      Net cash provided by
        financing activities        1,671      1,177      1,861
                                   -------    -------     -----

      Net increase (decrease) in
        cash and cash equivalents     368     (1,911)      (269)

CASH AND CASH EQUIVALENTS,
  beginning of year                 1,108      3,019      3,288

CASH AND CASH EQUIVALENTS,
  end of year                     $ 1,476    $ 1,108    $ 3,019
                                  =======    =======    =======


CASH PAID DURING THE YEAR

  Interest                        $1,017     $   908    $   678
                                  ======     =======    =======
  Income taxes                    $  117     $   153    $    14
                                  ======     =======    =======


The accompanying notes are an integral part of this statement.












           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 1996, 1995 and 1994, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

    D.   Cash and Cash Equivalents

            For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash, cash equivalents and due from banks at December 31 included the following:

                              1996         1995         1994
         Cash and due
           from banks        $1,476       $1,108       $3,019
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

               Securities to be held to maturity and securities available for sale -- Fair values for investment securities are based on quoted market prices.

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

     (in thousands)
     Securities available for sale:
       December 31, 1996 -
         U.S. Government and
           agency securities  $ 1,194    $ 2       $ (2)   $ 1,194
         Mortgage-backed
           securities          12,654     95        (29)    12,720
                              -------    ---      ------   -------
                              $13,848    $97       $(31)   $13,914
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 1995 -
         U.S. Government and
           agency securities  $ 2,923    $ 9       $ (2)   $ 2,930
         Mortgage-backed
           securities           8,995     50        (32)     9,013
                              -------    ---      ------   -------
                              $11,918    $59       $(34)   $11,943
                              =======    ===      ======   =======
     (in thousands)
     Securities to be held to maturity:
       December 31, 1996 -
         U.S. Government and
           agency securities    $ 687    $ 1       $ (1)     $ 687
         State and municipal
           securities             539      1         (1)       539
         Mortgage-backed
           securities           3,534     19        (20)     3,533
                              -------    ---      ------   -------
                              $ 4,760    $21      $ (22)   $ 4,759
                              =======    ===      ======   =======

     Securities to be held to maturity:
       December 31, 1995 -
         U.S. Government and
           agency securities    $ 813    $ 3       $  -      $ 816
         State and municipal
           securities             208      -         (8)       200
         Mortgage-backed
           securities           4,252     34        (27)     4,259
                              -------    ---      ------   -------
                              $ 5,273    $37      $ (35)   $ 5,275
                              =======    ===      ======   =======


          Investment securities carried at approximately $5,888,788 at December 31, 1996 and $6,074,384 at December 31, 1995 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                                    1996    1995
     Gross realized gains:
       Mortgage backed securities                    $ 2    $  7
       Other securities                                2       2
                                                     ---    ----
         Total realized gains                        $ 4    $  9
                                                     ===    ====

     Gross realized losses:
       U.S. government & agency securities           $ -    $  8
       Other securities                                -       4
                                                     ---    ----
         Total realized losses                       $ -    $ 12
                                                     ===    ====


          The maturities of debt securities at December 31, 1996 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $1,899  $1,898    $ 5,457  $ 5,483
     Due from one to five
        years                    2,803   2,801      8,193    8,226
     Due from five to ten
        years                       58      60          -        -
     Due after ten years             -       -        198      205
                                ------  ------    -------  -------
                                $4,760  $4,759    $13,848  $13,914
                                ======  ======    =======  =======












 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      1996             1995
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               1,363  $136,300   1,085 $108,500
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $286,300         $258,500
                                        ========         ========

          These securities are valued at cost.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                1996       1995

     Real estate loans                        $ 7,292     $ 5,857
     Commercial and industrial loans            2,630       2,413
     Personal and consumer loans                3,006       2,702
     All other loans (including overdrafts)        27          24
                                              -------     -------
                                               12,955      10,996
     Less:  Unearned discount                     (88)        (62)
            Allowance for loan losses            (158)       (161)
                                              -------     -------
              Loans, net                      $12,709     $10,773
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

          Loans on which the accrual of interest has been discontinued or reduced amounted to $238,843 and $238,294 at December 31, 1996 and 1995, respectively. If interest on those loans had been accrued, such income would have approximated $24,801, $4,964 and $517 for 1996, 1995 and 1994 respectively.
     The Bank did not recognize any interest income on nonaccrual loans during 1996.

          Impairment of a loan having a recorded investment of $215,987 at December 31, 1996 and December 31, 1995 has been recognized in conformity with Financial Accounting Standards Board (FASB) Statement No. 114, as amended by FASB Statement No. 118. There is no allowance for loan losses as it relates to this loan. Interest income has not been recognized in 1996 as this loan is on nonaccrual.


          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       1996     1995     1994

     Balance, beginning of period      $161     $180     $181
       Provision added to operations      -        -        -
       Loans charged off                 (9)     (21)     (14)
       Recoveries                         6        2       13
                                       ----     ----     ----
     Balance, end of period            $158     $161     $180
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 1996 is sufficient to cover any possible loan losses.


 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 1996 and 1995:
     (in thousands)
                                                1996      1995

     Land                                      $ 266     $ 266
     Bank buildings and improvements             750       748
     Furniture, fixtures and equipment           596       549
                                               -----     -----
                                               1,612     1,563
                                               =====     =====
     Accumulated depreciation
       and amortization                         (904)     (819)
                                               -----     -----
                                               $ 708     $ 744
                                               =====     =====

          Depreciation expense for the periods ended December 31, 1996, 1995 and 1994, amounted to $84,826, $85,479 and $74,012, respectively.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 1996 and 1995 is composed of the following:
     (in thousands)
                                                 1996       1995

     Other real estate owned,
       acquisition value                        $  68       $ 151
     Less:  Allowance for other
              real estate losses                  (13)        (38)
                                                -----       -----
              Net value                         $  55       $ 113
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           1996    1995    1994

     Balances, beginning of period        $  38   $ 207   $ 215
       Provision charged to operations        -       -       -
       Sales of properties                  (25)   (169)    (8)
                                          -----   -----   -----
     Balances, end of period              $  13   $  38   $ 207
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately
     $2,791,626 and $1,888,186 in 1996 and 1995 respectively.

          At December 31, 1996, the scheduled maturities of jumbo
     CDs are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          1997                                    $6,081
          1998                                       641
          1999                                       240
          2000                                       100
                                                  ------
                                                  $7,062
                                                  ======



 (8) Notes payable - Stockholders
     (in thousands)
                                                   1996       1995

     Note bearing interest at 5%,
        unsecured, due on demand                   $  -       $151
                                                   ====       ====


          Additional information regarding the amount of interest expense associated with this note payable is contained in Note 15.

 (9) Contingent Liabilities and Commitments

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


 (10) Concentration of Credit

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


(11) Operating Lease

          Teche Bancshares leases an automobile under an operating lease agreement. Lease expense for 1996, 1995, and 1994 was $5,400. The following is a schedule of minimum rental payments for the next five years:

     Year Ended December 31,                             Total

               1997                                      $5,400
               1998                                       5,400
               1999                                       5,400
               2000                                       5,400
               2001                                       5,400



(12) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 1996, 1995 and 1994 are as follows:
                                           (in thousands)
                                        1996     1995     1994

          Income taxes currently payable:
            Federal                    $(128)   $(102)    $(77)

          Deferred tax asset (liability) due
            to timing differences        (10)     (48)     (63)
                                       -----     ----     -----

          Total income tax benefit
            (expense)                  $(138)  $(150)    $(140)
                                        =====   =====     =====

          The effective tax rate of 29.7 percent in 1996, 30.8 percent in 1995, and 36.3 percent in 1994 differ from the statutory rate of 34 percent principally because of the utilization of net operating loss carryforwards and temporary differences giving rise to deferred taxes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        1996       1995      1994

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%
     Temporary differences giving rise
       to deferred tax amounts           2.1        9.8      16.4
     Net operating loss carryforwards     -           -      (3.0)
     Investment tax credit                -           -     (10.0)
     Temporary difference recognized
       this year                       (10.1)     (12.2)        -
     Other                                3.7       (.8)     (1.1)
                                        -----      -----     -----

     Income tax expense-effective rate  29.7%      30.8%     36.3%
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

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 1996      1995

          Deferred tax asset                    $   4     $   -
          Deferred tax liability                 (133)     (106)
                                                -----     -----
            Net deferred tax asset (liability)  $(129)    $(106)
                                                 =====     =====
(13) Earnings Per Share

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 1996 and 1995 and 27,900 in 1994.

(14) Pension Plan

          The Bank has a non-contributory, money-purchase pension plan that covers any employee that has completed one (1) year of service and has attained age 21. Pension costs include certain service costs, which are accrued and funded currently. Pension expenses charged to operations in 1996, 1995 and 1994 were $42,614, $32,875 and $38,362, respectively.

 (14)     Related Party Transactions

     A. At December 31, 1996 and 1995, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,277,726 and $637,078, respectively. These loans were made at prevailing interest rates.

     B. The Bank has notes payable to stockholders in the aggregate amount of $150,836 at December 31, 1995, as previously disclosed in Note 8. The notes were paid out during the year ended December 31, 1996. The note accrues interest at a rate of 5% of principal and accrued interest. Interest expense of $4,636, $14,245 and $21,016 was incurred during 1996, 1995 and 1994, respectively, with all interest having been paid at December 31, 1996.

(16) Regulatory Restrictions

          Banking regulations limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agency. Prior approval shall be required if the total of all dividends declared and paid by the Bank during any one year would exceed the total of its net profits of that year combined with the net profits from the immediate preceding year.

          The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.


          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1996, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes have changed the institution's category.




                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 1996:
     Total Capital
       (to risk weighted
          assets)
          $2,961    18.53%    $1,278    >=8%      $1,598    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $2,803    17.54%    $  639    >=4%      $  959    >= 6%



     Tier I Capital
         (to average
            assets
          $2,803    8.32%     $1,348    >=4%      $1,684    >= 5%

     As of December 31, 1995:
     Total Capital
       (to risk weighted
          assets)
          $2,677    18.16%    $1,179    >=8%      $1,474    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $2,516    17.07%    $  589    >=4%      $  884    >= 6%

     Tier I Capital
         (to average
            assets
          $2,516    8.13%     $1,236    >=4%      $1,545    >= 5%

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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 1996, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $1,920,521, summarized as follows: (in thousands)

          Commitments to extend credit           $  1,764
          Credit Card arrangements                     -
          Standby letters of credit                   156
                                                 --------
                                                 $  1,920
                                                 ========

          Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Bank upon extension of credit, is based on management's credit evaluation of the counterparty. Collateral held varies but may include accounts receivable; inventory, property, plant and equipment; and income-producing commercial properties.

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

          The estimated fair values of the Bank's financial
     instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 1996:

     Financial assets:
       Cash and due from banks               $ 1,476      $ 1,476
       Securities available for sale          13,914       13,914
       Securities to be held to maturity       4,760        4,759
       Federal funds sold                      1,225        1,225
       Loans                                  12,709       12,620
       Accrued interest receivable               268          268



                                             Carrying       Fair
                                              Value         Value

     Financial liabilities:
       Deposit liabilities                    32,376       32,399
       Accrued interest payable                  135          135
       Notes payable-stockholders                  -            -
       Other liabilities                         195          195

     Off balance sheet instruments:
       Commitments to extend credit                -        1,764
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          156

     December 31, 1995:

     Financial assets:
       Cash and due from banks               $ 1,108      $ 1,108
       Securities available for sale          11,943       11,943
       Securities to be held to maturity       5,273        5,274
       Federal funds sold                      2,800        2,800
       Loans                                  10,773       10,708
       Accrued interest receivable               269          269

     Financial liabilities:
       Deposit liabilities                    30,516       30,523
       Accrued interest payable                  111          111
       Notes payable-stockholders                151          151
       Other liabilities                         160          160

     Off balance sheet instruments:
       Commitments to extend credit                -          988
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          145





















(18) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 1996 and 1995
                           (in thousands)

                                                 1996       1995
                          ASSETS

      Current assets:
        Cash                                     $  1         $  2
        Investment in Teche Bank & Trust Co.    2,837        2,675
        Other assets                                9            7
                                                -----        -----
            Total assets                       $2,847       $2,684
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:
        Accrued interest payable                  $ -          $ -
        Notes payable stockholders                  -          151
                                                  ---          ---
            Total current liabilities               -          151
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       1,397        1,110
      Treasury stock                              (19)         (19)
      Unrealized gain (loss) on securities
        available for sale, net of tax of
        $22,573 and $18,660, respectively          44          17
                                                -----       -----
            Total stockholders' equity          2,847       2,533
                                                -----       -----
            Total liabilities and
              stockholders' equity             $2,847      $2,684
                                               ======      ======













                        STATEMENTS OF INCOME
            Years Ended December 31, 1996, 1995 and 1994
                          (in thousands)
                                            1996    1995    1994

    Income:
      Income from subsidiary                $136    $154    $ 77
      Interest and dividends on corporate
        securities                           193     193     191
      Other income                             2       7       -
                                             ---     ---     ---
          Total income                       331     354     268
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       2       1
      FDIC and state assessments               1       1       -
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            5      14      21
                                             ---     ---     ---
          Total operating expenses             6      17      22
                                             ---     ---     ---
          Net income                        $325    $337    $246
                                            ====    ====    ====































            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 1996, 1995 and 1994
                         (in thousands)
                                   Allowance   Unrealized
                                     Loss on   Gain (Loss)
                      Common Stk   Marketable     on
                      Treas. Stk     Equity      AFS
                       Surplus     Securities  Securities    Total

BALANCES,
  DECEMBER 31, 1993     $2,000        $(4)         -        $1,996

  Net income               246          -          -           246
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Cumulative effect of application
    of statement of Financial Accounting
    Standards No. 115 "Accounting for
    Certain Investments in Debt and
    Equity Securities"      -           -         154          154
  Unrealized loss on
    securities available
    for sale                -           -        (396)        (396)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1994     $2,211        $(4)       (242)       $1,965

  Net income               337          -          -            337
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Sale of 25 shares
    Treasury Stock           2          -          -             2
  Net change in unrealized gain
    on AFS securities        -          -         259          259
  Sale of Marketable
    Securities               -          4          -             4
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $2,515        $ -          17        $2,532

  Net income               325          -          -            325
  Cash Dividend,
    $1.35 per share        (37)         -          -           (37)
  Net change in unrealized gain
    on AFS securities        -          -          27           27
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1996     $2,803        $ -          44        $2,847
                        ======       =====      ======      =======






                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1996, 1995 and 1994
                           (in thousands)
                                       1996       1995       1994


    Cash flows from operating activities:
      Net income                      $ 325      $ 337      $ 246
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (136)      (154)       (77)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets               (2)        (7)         -
              Accrued interest payable    -          -          -
                                       ----       ----       -----
                Net cash provided by operating
                  activities            187        176        169
                                       ----       ----       -----

    Cash flows from financing activities:
      Dividends paid                    (37)       (35)       (35)
        Decrease in treasury stock        -          2          -
        Decrease in notes payable      (151)      (141)      (135)
                                       ----       ----        ----
          Net cash used in financing
            activities                 (188)      (174)      (170)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                  (1)         2        (1)

    Cash, beginning of period             2          -          1
                                       ----       ----       ----
    Cash, end of period                 $ 1        $ 2       $  -
                                       ====       ====       ====


















                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 1996, 1995 and 1994
                           (in thousands)


                                      1996       1995       1994


Advertising                           $ 23       $ 22       $ 21
Armored car service                      4          2          2
Audits and examinations                 18         18         17
ATM expense                             22         20          6
Cash short                               4          3          4
Club account fees                       15         12          8
Collections                              2          2          3
Committee fees                           2          3          2
Consulting fees                          -         12         38
Conventions and seminar                 10          7         11
Correspondent bank service charges      28         27         20
Courier service                          3          3          3
Directors' fees                         43         45         46
Donations                                3          3          2
Dues and subscriptions                   5          6          7
FDIC and state assessments              12          8         66
Insurance                               32         35         39
Lease expense                            5          5          5
Legal and professional fees              1          2          8
Miscellaneous                           10          9          7
Office expense                          32         31         26
Postage and freight                     23         21         20
Other taxes and licenses                 1          1          -
Travel and entertainment                 6          6          6
                                      ----       ----       ----
                                      $304       $303       $367
                                      ====       ====       ====

















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 1996
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 1,476    $(1)        $1       $1,476
Securities available
  for sale                13,915      -          -       13,915
Securities to be held
  to maturity              4,760      -          -        4,760
Other securities             286      -          -          286
Federal funds sold         1,225      -          -        1,225
Loans                     12,954      -          -       12,954
Less:  Allowance for
         loan losses        (157)     -          -         (157)
       Unearned discount
         on loans            (88)     -          -          (88)

Bank premises, furniture,
  fixtures and equipment     708      -          -          708
Accrued interest receivable  268      -          -          268
Other real estate owned       55      -          -           55
Investment in subsidiary       - (2,837)     2,837            -
Other assets                 150     (9)         9          150
                           -----    ----       ---        -----
    Total assets         $35,552 $(2,847)   $2,847      $35,552
                         ======= ========   ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 5,675    $ 1     $  -        $ 5,676
  Interest-bearing -
    NOW and MMDA accounts  6,029      -        -          6,029
    Savings                3,256      -        -          3,256
    Time,$100,000 and over 7,062      -        -          7,062
    Other time            10,354      -        -         10,354
                          ------    ---      ---         ------
      Total deposits      32,376      1        -         32,377

Accrued interest payable     135      -        -            135
Other liabilities and
  accrued expenses           194      9        -            203
                          ------    ---      ---         ------
    Total liabilities     32,705     10        -         32,715
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        1,398    994    1,398            994
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,              43     43       43             43
                           -----   ----    -----          -----
      Total stockholders'
        equity             2,847  2,837    2,847          2,837
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $35,552 $2,847   $2,847        $35,552
                         ======= ======   ======        =======







































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 1996

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $1,162   $  -     $  -         $1,162
  Interest on investment securities -
    Interest on securities
      available for sale     791      -        -            791
    Interest on securities
      held to maturity       307      -        -            307
    State and municipal
      obligations             17      -        -             17
    Interest and dividends on
      other securities         5    193      193              5
  Interest on federal
    funds sold                69      -        -             69
                           -----    ---      ---          -----
    Total interest income  2,351    193      193          2,351
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,028      -        -          1,028
  Interest on federal
    funds purchased            1      -        -              1
  Interest on securities
    repurchased                3      -        -              3
  Other interest               5      -        -              5
  Interest on
    stockholder loans          4      -        4              -
                             ---    ---      ---           ----
    Total interest expense 1,041      -        4          1,037
                             ---    ---      ---          -----
      Net interest income  1,310    193      189          1,314
                           -----    ---      ---          -----

OTHER INCOME
  Service charges, collection
    and exchange charges     256      -        -            256
  Commissions income          21      -        -             21
  ATM income                   9      -        -              9
  Recovery of investment loss  4      -        -              4
  Other operating revenue     24      2        2             24
                            ----    ---      ---           ----
    Total other income       314      2        2            314
                            ----    ---      ---           ----
      Income before other
        expenses           1,624    195      191          1,628

OTHER EXPENSES
  Salaries and employee
    benefit                  600      -        -            600
  Occupancy expenses         187      -        -            187
  Furniture and equipment     35      -        -             35
  Data processing expenses    34      -        -             34
  Net other real estate loss   1      -        -              1
  Other operating expenses   304      -        1            303
                            ----   ----     ----          -----
      Total other expenses 1,161      -        1          1,160
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        463    195      190            468

INCOME TAX EXPENSE          (138)    (1)       -           (139)
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        325    194      190            329

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     135      135              -
                           -----   -----    -----          -----
      Net income           $ 325  $ 329    $ 325          $ 329
                           =====   =====    =====          =====



























                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 1996



                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 325     $(329)     $ 325      $ 329

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       135       (135)         -
      Depreciation of
        bank premises
        and equipment        85         -          -         85
      Net loss on other
        real estate owned     3         -          -          3
      Decrease in
        other assets         39         2         (2)        39
      Decrease in accrued
        interest receivable   1         -          -          1
      Increase (decrease)
        in accrued
        interest payable     24         -          -         24
      Increase in other
        liabilities          21        (2)         -         23
                          -----        ---       ---       -----
         Net cash provided
         by operating
         activities         498      (194)       188        504

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in federal
    funds sold            1,575        -          -       1,575
  Proceeds from sales of
    securities available
    for sale                800         -          -        800
  Proceeds from maturities of securities
    available for sale    1,925         -          -      1,925
  Proceeds from maturities of securities
    held to maturity      5,830         -          -      5,830
  Purchases of securities to
    be held to maturity  (3,023)        -          -     (3,023)
  Purchases of securities
    available for sale   (6,976)        -          -     (6,976)
  Net increase in loans  (1,936)        -          -     (1,936)
  Capital expenditures for bank
    premises and equipment  (48)        -          -        (48)
  Decrease in other
    real estate owned        52         -          -         52
                         ------      ----       ----     ------
      Net cash used in
        investing
        activities       (1,801)        -          -     (1,801)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits         393         1         -         392
    NOW and MMDA           (770)        -          -       (770)
    Savings deposits         55         -          -         55
    Time deposits $100,000
      and over            1,806         -          -      1,806
    Other time              375         -          -        375
  Dividends paid            (37)      194        (37)      (194)
  Decrease in notes
    payable - stockholders (151)        -       (151)         -
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      1,671       195       (188)     1,664
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents       368        (2)         2        368

CASH AND CASH EQUIVALENTS,
  beginning of year       1,108         -          -      1,108
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 1,476      $ (2)      $  2    $ 1,476
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III




Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            61   Painting     Sept., 1969     1,576          5.6%
                  Contractor   to Present


James B. Bulliard, Sr.
St. Martinville, LA
            61    Owner & GM   Sept., 1969     3,312         11.9%
                 Manager Food   to Present
                  Processor


Harris J. Champagne, Sr.
St. Martinville, LA
           79    Retired      Sept., 1969     1,213          4.3%
                               to Present

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           66    Owner        Sept., 1969     2,690          9.5%
                Electrical    to Present
                Contractor

Larry C. Degeyter
St. Martinville, LA
           55    Owner,        June, 1981       637          2.2%
                Building       to Present
               Contractor

Alcee J. Durand, Jr.
St. Martinville, LA
           38    President     March, 1991      767          2.6%
                  Banking      to Present

Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------

Charles A. Fuselier
St. Martinville, LA
             54  Sheriff     June, 1981         376          1.3%
                             to Present

Hubert Hulin, Sr.
St. Martinville, LA
             78    Retired   June, 1981       1,800          6.5%
                             to Present

Lawrence P. Melancon
St. Martinville, LA
             81    Retired   Sept., 1969        708          2.5%
                             to Present

Murphy Oubre
St. Martinville, LA
             70    Rice      Sept., 1969        824          3.0%
                  Farmer     to Present


Stanley D. Stockstill
St. Martinville, LA
             81    Retired  March, 1982       511           1.8%
                            to Present

Darnell E. Fontenot
New Iberia, LA
             57     Owner,   Aug., 1995       100            .4%
                   Mobile    to Present
                   Home Co.










Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------

Harris J. Champagne, Jr.
New Iberia, LA
             34  Insurance  October, 1996   188            .7%
                   Sales      to Present

Melvin Douet
St. Martinville, LA
             51     Owner,   June, 1996     269           1.0%
                   Douet     to Present
                   Motors, Inc.



                      (continued)



























                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 38   President/           -       Banker more
                            CEO                        than 5 years

Brian Friend         37   Cashier              -       CPA, Banker
                       Vice-President                  less than
                                                        5 years

Charles M. Durand    34     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        39   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    43   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       53   Assistant            -       Banker more
                        Vice-President                than 5 years

Rodney A. Viator     58   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors other than the following:
                Board Members                      Relationship
   ---------------------------------------      -----------------
Charles A. Fuselier and Stanley D. Stockstill     Nephew and Uncle

Item (11) Executive Compensation - Cash Compensation
Number in                                             Cash
 Group                 Group Title                 Compensation
---------              -------------               ------------
    1                  President/CEO                $69,469

    2                  Vice-President                75,077

    3                  Assistant Vice-Presidents     88,912

Compensation Pursuant to Plans

    The Bank has a non-contributory money purchase pension plan that covers any employee that has completed one year of service and has attained age 21. The Bank contributes 10 percent of an employee's annual salary to the plan. During 1996, the Bank contributed $42,614 to the Plan on behalf of all officers and employees.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
Tilden A. Bonin, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,576     5.6%

James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,312    11.9%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,690     9.5%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.5%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     15,007    53.3%

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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/96    as of 12/31/96      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $ 28,713      $ 26,099         7.86%

Gaston L. Dautreuil, Jr.
                Director      290,630       195,100         8.05%

Larry C. Degeyter
                Director      526,680       262,373         8.35%

Alcee J. Durand, Jr.
                Director       50,065        43,092         8.09%

Charles Fuselier
                Director      451,451       445,528         9.87%

Lawrence Melancon
                Director       38,001        28,687         7.30%

Melvin P. Douet
                Director      267,292       237,284        10.69%

Harris Champagne, Jr.
                Director       32,111        24,498         9.72%

  Total outstanding at December 31, 1996 $1,262,661
                                          =========






















                               FORM 10-K

                        TECHE BANCSHARES, INC.
                                PART IV




Item (14) Exhibits, Financial Statement Schedules and Reports on
Form 8-K

         1. Financial Statements

            The financial statements, including notes, are listed in the index to the financial statements filed as part of this annual report.


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 1996.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            49

         (12)     Computation of Ratios

         (21)     Subsidiary of Registrant                     71

         (24)     Consent of Experts and Council                -


(22)     Subsidiaries of the Registrant
-----    ------------------------------
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

Date: March 26, 1997         By:/s/ Alcee J. Durand, Jr.
     -----------------------    ---------------------
                                 Alcee J. Durand, Jr.
                                 President/Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Tilden A. Bonin,Jr.     By:/s/Darnell Fontenot
   __________________________   __________________________
   Tilden A. Bonin, Jr   Date    Darnell Fontenot       Date
     Director                       Director
By:/s/James B. Bulliard, Sr.  By:/s/Charles A. Fuselier
   __________________________    __________________________
   James B. Bulliard, Sr.Date   Charles A. Fuselier     Date
     Director                        Director
By:/s/Harris J. Champagne, Jr.By:/s/Hubert Hulin, Sr.
   __________________________   __________________________
   Harris J. Champagne, Jr.Date Hubert Hulin, Sr.       Date
     Director                        Director
By:/s/Gaston L. Dautreuil,Jr. By:/s/Lawrence P. Melancon
   __________________________   __________________________
   Gaston L. Dautreuil, Jr.Date   Lawrence P. Melancon   Date
     Director                        Director
By:/s/Larry C. Degeyter      By:/s/Murphy Oubre
   __________________________   __________________________
   Larry C. Degeyter       Date   Murphy Oubre           Date
     Director                         Director
By:/s/Melvin Douet            By:/s/Stanley D. Stockstill
   __________________________   __________________________
   Melvin Douet            Date   Stanley D. Stockstill  Date
     Director                         Director
By:/s/Alcee J. Durand, Jr.
   __________________________
   Alcee J. Durand, Jr.    Date
     Director