Form 10-Q
period 1997-03-31
TECHE BANCSHARES INC
filed 1997-05-07
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 1997

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 1997.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 1997 and December 31, 1996
    (Dollars in Thousands)

                                             March 31, December 31
                                               1997       1996
            ASSETS
Cash and due from banks                         $2,413     $1,476
Securities Available for Sale at mkt value      15,952     13,914
Securities Held To Maturity (Market Value
     of $4,316 and $4,759, respectively)         4,343      4,760
Other securities at cost                           328        286
Federal funds sold                               1,450      1,225
Loans, net of allowance for loan losses
     of $167 and $158, respectively)            13,081     12,710
Bank premises, furniture, and equipment            704        708
Accrued interest receivable                        300        268
Other real estate owned                             53         55
Other assets                                       152        150
                                            ----------------------
Total assets                                   $38,776    $35,552
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $5,925     $5,675
        Interest bearing -
            NOW and MMDA accounts                8,083      6,029
            Savings                              3,374      3,256
            Time, $100 and over,                 7,163      7,062
            Other time                          11,052     10,353
                                            ----------------------
                Total deposits                  35,597     32,375

Accrued interest payable                           116        135
Other liabilities and accrued expenses             186        195
                                            ----------------------
               Total liabilities                35,899     32,705

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,143      1,143
    Retained earnings                            1,479      1,398
                                            ----------------------
                                                 2,903      2,822
    Less:   200 shares of treasury stock           (19)       (19)
                Allowance for unrealized
                  loss on mkt securities             0          0
                Market Value Allowance on
                  AFS Bonds                         (7)        44
                                            ----------------------
                Total stockholders' equity       2,877      2,847
                                            ----------------------
Total liabilities and stockholders' equity     $38,776    $35,552
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 1997 and 1996;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               1997       1996
Interest income:
    Interest and fees on loans                    $318       $274
    Interest on investment securities -
        U.S. government securities                 277        242
        State and political subdivisions             6          3
    Interest on interest-bearing deposits
        in banks                                     0          0
    Dividends on equity securities                   0          0
    Interest on federal funds sold                  19         31
                                            ----------------------
            Total interest income                  620        550
Interest expense:
    Interest on deposits                          $276       $247
    Stockholder loans                                0          2
                                            ----------------------
            Total interest expense                 276        249
                                            ----------------------
Net interest income                                344        301
Provision for Credit Losses                         10          0
                                            ----------------------
    Net interest income after provision            334        301
                                            ----------------------
Other income:
    Service charges on deposit accounts             65         58
    Gain on sale of Securities                       1          2
    Other income and charges                        23         17
                                            ----------------------
           Total other income                       89         77

Other expenses:
    Salaries and employee benefits                 153        144
    Occupancy expense                               50         51
    Loss on sale of other real estate                0          2
    Other operating expenses                       102         91
                                            ----------------------
        Total other expenses                       305        288
                                            ----------------------
        Income before income taxes                 118         90

    Income taxes                                    37         29
                                            ----------------------
            Net income                             $81        $61

    Earnings per share                           $2.89      $2.18

The accompanying notes are an integral part of this statement.




TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 1997 and 1996


                                             Allowance
                                            Unrealized Unrealized
                                              Loss on  Gain (Loss)
                               Common Stock Marketable     on
                                Treas. Stk    Equity       AFS
                                  Surplus   Securities Securities

Balances, January 1, 1997            $2,803         $0        $44

    Net income three months              81

    Change in Unrealized AFS                                  (51)
                                    -------      ------     ------

Balances, March 31, 1997              2,884         $0        ($7)
                                    =======      ======     ======



Balances, January 1, 1996             2,515         $0        $17

    Net income three months              61

    Change in Unrealized AFS                                  (22)
                                    -------      ------     ------

Balances, March 31, 1996             $2,576         $0        ($5)
                                    =======      ======     ======





The accompanying notes are an integral part of this statement.





TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 1997 and 1996

                                             March 31,  March 31,
                                               1997       1996
Cash flows from operating activities:
    Net income                                     $81        $61
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               20         25
        (Gain) Loss on Other real estate             0          2
        (Gain) Loss on sale of securities           (1)        (2)
        Provision for credit losses                 10          0
        (Inc)dec accrued int recievable            (31)       (30)
        (Inc) dec other assets                      (2)       (24)
        Inc(dec) accrued interest payable          (19)       (11)
        Inc(dec) other liabilities                  (9)        38
          Net cash provided by operating    ----------------------
            activities                              49         59
Cash flows from investing activities:
    Dec(inc) in federal funds                     (225)       550
    Dec(inc) in investment securities           (1,671)      (688)
    Dec(inc) in other securities                   (42)       (23)
    Net dec (inc) in loans                        (382)       225
    Capital expenditures premises & equip          (16)        (7)
    Proceeds from sale of securities                 1        500
    Proceeds from sale of other real estate          2         10
                                            ----------------------
      Net cash used in investing activities     (2,333)       567

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                              250       (392)
      NOW and MMDA                               2,053     (1,281)
      Savings deposits                             118        263
      Time deposits $100,000 and over              102        626
      Other time deposits                          698        664
                                            ----------------------
  Net cash provided by financing activities      3,221       (120)

 Net increase in cash and cash equivalents         937        506

Cash and cash equivalents, beginning             1,476      1,108

Cash and cash equivalents, end of period        $2,413     $1,614


Cash paid during the period:

    Interest                                      $295       $260

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        March 31, 1997

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 1997. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1997.

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

The primary source of funding for the parent company is dividends from the Bank. During 1996, the holding company paid off all of its long-term debt. Management believes the parent's current sources of funds are sufficient to meet its liquidity needs for the foreseeable future.

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.38% and Tier one capital ratio was 7.44% at March 31, 1997. The bank only risk based capital ratio was 18.33% and Tier one capital ratio was 7.41%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 1997, were $56,452 a decrease of $5,439 from December 31, 1996. Loans on which the accrual of interest had been discontinued at March 31, 1997 totalled $267,711 which is up $28,868 as compared to the amount at December 31, 1996.

We are actively marketing our other real estate owned. At March 31, 1997 other real estate totalled $53,418 which is down $1,801 from December 31, 1996.

Results of Operations

Net Income.     Our net income for the three (3) months ended March 31, 1997 was $80,785 up $19,915 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in our net interest income.



Revenue. Our net interest income for the three (3) months ended March 31, 1997 is up $33,484 as compared to the same period in 1996. The increase in net interest income was the result of increases in interest from loans and investments. During the fourth quarter of 1996, we experienced loan growth that has improved our interest margin. The increase in investments was due to the investment of funds from growth in deposits. We invested our excess funds from deposits in investments to increase our yields over fed funds.

Provision for Loan Losses. Our bad debt reserve totalled $166,687 at March 31, 1997 which represents 1.26% of our gross loans. During the first quarter of 1997, we added $9,999 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 1997.

Other Income. Our other income is up $11,279 when compared to the same period last year. The increase was mostly due to the recovery of $5,658 of the loss from the sale of Louisiana Agricultural Finance Bonds (LAFA). In 1991, we sold the LAFA bonds that we owned realizing a loss of approximately $200,000. Since that time we have been listed in the class action suit that was filed against Executive Life, the issuer of the bond. In a prior year, we recovered approximately $40,000 of our loss.

Other Expenses. Other expenses are up $16,271 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits and other operating expenses. Other operating expenses increased due to general increases in various expenses. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1996.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 1997 was $37,377 as compared to $28,800 for the same period last year. The increase in income tax was due to increased income for the current year.





















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 6, 1997                   Alcee J. Durand, Jr.
Date                          President/CEO