Form 10-Q
period 1997-06-30
TECHE BANCSHARES INC
filed 1997-08-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 1997

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 1997.
















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 1997 and December 31, 1996
    (Dollars in Thousands)
                                                     June 30,  December 31
                                                       1997       1996
            ASSETS
Cash and due from banks                                 $2,114     $1,476
Securities Available for Sale at mkt value              16,065     13,914
Securities Held To Maturity (Market Value
     of $3,993 and $4,759, respectively)                 3,986      4,760
Other securities at cost                                   328        286
Federal funds sold                                         625      1,225
Loans, net of allowance for loan losses
     of $168 and $158, respectively)                    13,596     12,710
Bank premises, furniture, and equipment                    707        708
Accrued interest receivable                                351        268
Other real estate owned                                     52         55
Other assets                                               214        150
                                                    ----------------------
Total assets                                           $38,038    $35,552
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,098     $5,675
        Interest bearing -
            NOW and MMDA accounts                        6,700      6,029
            Savings                                      3,432      3,256
            Time, $100 and over,                         7,297      7,062
            Other time                                  10,537     10,353
                                                    ----------------------
                Total deposits                          34,064     32,375

Accrued interest payable                                   135        135
Fed Funds Purchased                                        500          0
Other liabilities and accrued expenses                     279        195
                                                    ----------------------
               Total liabilities                        34,978     32,705
Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    1,583      1,398
                                                    ----------------------
                                                         3,007      2,822
    Less:   200 shares of treasury stock                   (19)       (19)
                Allowance for unrealized
                  loss on mkt securities                     0          0
                Market Value Allowance on
                  AFS Bonds                                 72         44
                                                    ----------------------
                Total stockholders' equity               3,060      2,847
                                                    ----------------------
Total liabilities and stockholders' equity             $38,038    $35,552
                                                    ======================
The accompanying notes are an integral part of this statement.
















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1997 and 1996;
(Dollars in Thousands except Earnings per Share)
                                Three Months Ended      Six Months Ended
                               June 30,   June 30,   June 30,   June 30,
                                 1997       1996       1997       1996
Interest income:
    Interest and fees on loans      $313       $270       $631       $543
    Interest on investment securities -
        U.S. government's            331        275        608        518
        State/political sub's         13          4         19          7
    Dividends on equities              0          2          0          2
    Interest on federal funds         14         20         34         51
                              --------------------------------------------
        Total interest income        671        571      1,292      1,121
Interest expense:
    Interest on deposits            $291       $261       $567       $508
    Stockholder loans                  0          2          0          4
                              --------------------------------------------
        Total interest expense       291        263        567        512
                              --------------------------------------------
Interest inc. before provision       380        308        725        609
Provision for Credit Losses            0          0         10          0
                              --------------------------------------------
   Net interest income               380        308        715        609
                              --------------------------------------------
Other income:
    Service charges deposits          65         64        130        121
    Gain on sale of ORE                0          0          0          0
    Gain on sale of Securities         1          0          1          3
    Other income and charges          18         13         41         30
                              --------------------------------------------
           Total other income         84         77        172        154

Other expenses:
    Salaries/employee benefits       155        146        308        290
    Occupancy expense                 56         54        106        105
    Loss on sale of ORE                0          0          0          3
    Other operating expenses         104         81        205        171
                              --------------------------------------------
        Total other expenses         315        281        619        569
                              --------------------------------------------
    Income before income taxes       149        104        268        194

    Income taxes                      46         34         84         63
                              --------------------------------------------
            Net income              $103        $70       $184       $131

    Earnings per share             $3.70      $2.51      $6.59      $4.69

The accompanying notes are an integral part of this statement.

TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 1997 and 1996


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1997         $2,803         $0        $44     $2,847

    Net income six months            184                    -        $184

    Change in Unrealized AFS                                29        $29
                                   ------     ------     ------     ------

Balances, June 30, 1997            2,987         $0        $73     $3,060
                                   ======     ======     ======     ======



Balances, January 1, 1996         $2,515         $0        $17     $2,532

    Net income six months            131                    -        $131

    Change in Unrealized AFS                              (115)     ($115)
                                   ------     ------     ------     ------

Balances, June 30, 1996            2,646         $0       ($98)    $2,548
                                   ======     ======     ======     ======







The accompanying notes are an integral part of this statement.










TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 1997 and 1996

                                                     June 30,   June 30,
                                                       1997       1996
Cash flows from operating activities:
    Net income                                            $184       $131
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       42         42
        Provision for Credit Losses                         10
        (Gain) Loss on Other real estate                     0          3
        (Gain) Loss on sale of securities                   (1)        (3)
        (Inc)dec accrued int recievable                    (83)       (18)
        (Inc) dec other assets                             (63)       (15)
        Inc(dec) accrued interest payable                    1         23
        Inc(dec) other liabilities                          84          9
          Net cash provided by operating            ----------------------
            activities                                     174        172
Cash flows from investing activities:
    Dec(inc) in federal funds                              600      2,600
    Dec(inc) in investment securities                   (1,389)    (1,866)
    Net dec (inc) in loans                                (897)      (167)
    Capital expenditures premises & equip                  (41)        (4)
    Proceeds from sale of other real estate                  3         15
                                                    ----------------------
      Net cash used in investing activities             (1,724)       578

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                      423       (638)
      NOW and MMDA                                         671     (1,845)
      Savings deposits                                     176        127
      Time deposits $100,000 and over                      235      1,805
      Other time deposits                                  183        369
      Increase in federal funds purchased                  500
                                                    ----------------------
  Net cash provided by financing activities              2,188       (182)

 Net increase in cash and cash equivalents                 638        568

Cash and cash equivalents, beginning                     1,476      1,108

Cash and cash equivalents, end of period                $2,114     $1,676


Cash paid during the period:

    Interest                                              $566       $489

    Income Taxes                                           $70        $24


The accompanying notes are an integral part of this statement.



                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        June 30, 1997

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 1997. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.



































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1997.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.25% and Tier one capital ratio was 7.88% at June 30, 1997. The bank only risk based capital ratio was 18.20% and Tier one capital ratio was 7.85%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 1997, were $103,228 an increase of $41,337 from December 31, 1996. Loans on which the accrual of interest had been discontinued at June 30, 1997 totalled $272,957 which is up $34,114 as compared to the amount at December 31, 1996.

We are actively marketing our other real estate owned. At June 30, 1997 other real estate totalled $52,168 which is down $3,051 from December 31, 1996.

Results of Operations

Net Income.     Our net income for the six (6) months ended June 30, 1997 was
$183,973 up $53,010 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in our net interest income.



Revenue. Our net interest income for the six (6) months ended June 30, 1997 is up $106,042 as compared to the same period in 1996. The increase in net interest income was the result of increases in interest from loans and investments. During the fourth quarter of 1996, we experienced loan growth that has improved our interest margin. The increase in investments was due to the investment of funds from growth in deposits. We invested our excess funds from deposits in investments to increase our yields over fed funds.

Provision for Loan Losses. Our bad debt reserve totalled $168,479 at June 30, 1997 which represents 1.22% of our gross loans. During the first quarter of 1997, we added $9,999 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at June 30, 1997.

Other Income. Our other income is up $17,825 when compared to the same period last year. The increase was mostly due to increases in the number of NSF charges, increases in commission income and a recovery on a loss from the sale of Louisiana Agricultural Finance Bonds (LAFA). Part of the increase was due to the recovery of $5,658 of the loss from the sale of LAFA Bonds.
In 1991, we sold the LAFA bonds that we owned realizing a loss of approximately $200,000. Since that time we have been listed in the class action suit that was filed against Executive Life, the issuer of the bond.
In a prior year, we recovered approximately $40,000 of our loss.

Other Expenses. Other expenses are up $50,025 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits and other operating expenses. Other operating expenses increased due to general increases in various expenses. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1996.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 1997 was $83,662 as compared to $62,830 for the same period last year. The increase in income tax was due to increased income for the current year.





















                        PART II - OTHER INFORMATION

Item #1   Legal proceedings

          Inapplicable

Item #2   Changes in Securities

          Inapplicable

Item #3   Defaults Upon Senior Securities

          Inapplicable

Item #4   Submission of Matters to a Vote of Securities Holders

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 14, 1997               Alcee J. Durand, Jr.
Date                          President/CEO