Form 10-Q
period 1997-09-30
TECHE BANCSHARES INC
filed 1997-11-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1997

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 1997.




TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 1997 and December 31, 1996
    (Dollars in Thousands)
                                                     Sept. 30, December 31
                                                       1997       1996
            ASSETS
Cash and due from banks                                 $1,715     $1,476
Securities Available for Sale at mkt value              14,829     13,914
Securities Held To Maturity (Market Value
     of $3,903 and $4,759, respectively)                 3,882      4,760
Other securities at cost                                   328        286
Federal funds sold                                         300      1,225
Loans, net of allowance for loan losses
     of $170 and $158, respectively)                    13,910     12,710
Bank premises, furniture, and equipment                    695        708
Accrued interest receivable                                351        268
Other real estate owned                                    250         55
Other assets                                               240        150
                                                    ----------------------
Total assets                                           $36,500    $35,552
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              5,732     $5,675
        Interest bearing -
            NOW and MMDA accounts                        5,231      6,029
            Savings                                      3,512      3,256
            Time, $100 and over,                         7,656      7,062
            Other time                                  10,204     10,353
                                                    ----------------------
                Total deposits                          32,335     32,375

Accrued interest payable                                   120        135
Fed Funds Purchased                                        500          0
Other liabilities and accrued expenses                     349        195
                                                    ----------------------
               Total liabilities                        33,304     32,705
Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,143
    Retained earnings                                    1,676      1,398
                                                    ----------------------
                                                         3,101      2,822
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                114         44
                                                    ----------------------
                Total stockholders' equity               3,196      2,847
                                                    ----------------------
Total liabilities and stockholders' equity             $36,500    $35,552
                                                    ======================
The accompanying notes are an integral part of this statement.



















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1997 and 1996;
(Dollars in Thousands except Earnings per Share)

                                  Three Months Ended    Nine Months Ended
                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                 1997       1996       1997       1996
Interest income:
    Interest and fees on loans      $342       $289       $973       $832
    Interest on investment securities -
        U.S. government's            296        297        904        815
        State/political sub's         13          5         32         12
    Dividends on equities              0          4          0          5
    Interest on federal funds          3          7         37         58
                              --------------------------------------------
        Total interest income        654        602      1,946      1,722
Interest expense:
    Interest on deposits            $283       $259       $850       $768
    Stockholder loans                  0          1          0          5
                              --------------------------------------------
        Total interest expense       283        260        850        773
                              --------------------------------------------
Interest inc. before provision       371        341      1,096        949
Provision for Credit Losses            0          0         10          0
                              --------------------------------------------
    Net interest income              371        341      1,086        949
                              --------------------------------------------
Other income:
    Service charges deposits          62         65        192        187
    Gain on sale of ORE                6          0          6          0
    Gain on sale of Securities         1          1          2          3
    Other income and charges          12         10         53         41
                              --------------------------------------------
           Total other income         81         76        253        231

Other expenses:
    Salaries/employee benefits       159        146        467        435
    Occupancy expense                 55         54        161        160
    Loss on sale of ORE                6          0          6          3
    Other operating expenses          95         79        300        250
                              --------------------------------------------
        Total other expenses         315        279        934        848
                              --------------------------------------------
    Income before income taxes       137        138        405        332

    Income taxes                      42         45        126        108
                              --------------------------------------------
            Net income               $95        $93       $279       $224

    Earnings per share             $3.39      $3.34      $9.98      $8.03
The accompanying notes are an integral part of this statement.
TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 1997 and 1996


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1997         $2,803         $0        $44     $2,847

    Net income nine months           279                    -        $279

    Change in Unrealized AFS                                70        $70
                                   ------     ------     ------     ------

Balances, September 30, 1997       3,082         $0       $114     $3,196
                                   ======     ======     ======     ======



Balances, January 1, 1996         $2,515         $0        $17     $2,532

    Net income nine months           224                    -        $224

    Change in Unrealized AFS                               (50)      ($50)
                                   ------     ------     ------     ------

Balances, September 30, 1996       2,739         $0       ($33)    $2,706
                                   ======     ======     ======     ======







The accompanying notes are an integral part of this statement.











TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 1997 and 1996

                                                     Sept. 30,  Sept. 30,
                                                       1997       1996
Cash flows from operating activities:
    Net income                                            $279       $224
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       63         64
        Provision for Credit Losses                         10          0
        (Gain) Loss on Other real estate                     0          3
        (Gain) Loss on sale of securities                   (2)        (3)
        (Inc)dec accrued int recievable                    (83)       (13)
        (Inc) dec other assets                             (89)        20
        Inc(dec) accrued interest payable                  (14)         2
        Inc(dec) other liabilities                         153         92
          Net cash provided by operating            ----------------------
            activities                                     317        389
Cash flows from investing activities:
    Dec(inc) in federal funds                              925      2,800
    Dec(inc) in investment securities                      (76)    (1,151)
    Net dec (inc) in loans                              (1,141)      (785)
    Capital expenditures premises & equip                  (51)        (5)
    Proceeds from sale of other real estate               (195)        15
                                                    ----------------------
      Net cash used in investing activities               (538)       874

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                       56       (204)
      NOW and MMDA                                        (797)    (1,709)
      Savings deposits                                     256         36
      Time deposits $100,000 and over                      594        762
      Other time deposits                                 (150)       459
      Increase in federal funds purchased                  500        250
      Repayment of notes payable - stockholders              0       (151)
                                                    ----------------------
  Net cash provided by financing activities                459       (557)

 Net increase in cash and cash equivalents                 238        706

Cash and cash equivalents, beginning                     1,476      1,108

Cash and cash equivalents, end of period                $1,714     $1,814


Cash paid during the period:

    Interest                                              $864       $771

    Income Taxes                                          $105        $24


The accompanying notes are an integral part of this statement.






                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        September 30, 1997

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 1997. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1997.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.33% and Tier one capital ratio was 8.49% at September 30, 1997. The bank only risk based capital ratio was 18.77% and Tier one capital ratio was 8.46%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 1997, were $59,007 a decrease of $2,884 from December 31, 1996. Loans on which the accrual of interest had been discontinued at September 30, 1997 totalled $67,677 which is down $171,166 as compared to the amount at December 31, 1996.

We are actively marketing our other real estate owned. At September 30, 1997 other real estate totalled $250,510 which is up $195,291 from December 31, 1996.

Results of Operations

Net Income.     Our net income for the nine (9) months ended September 30,
1997 was $278,617 up $54,492 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in our net interest income.



Revenue. Our net interest income for the nine (9) months ended September 30, 1997 is up $135,984 as compared to the same period in 1996. The increase in net interest income was the result of increases in interest from loans and investments. We have experienced loan growth that has improved our interest margin during this past year.

Provision for Loan Losses. Our bad debt reserve totalled $169,777 at September 30, 1997 which represents 1.2% of our gross loans. During the first quarter of 1997, we added $9,999 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at September 30, 1997.

Other Income. Our other income is up $22,008 when compared to the same period last year. The increase was mostly due to increases in service charge income from an increase in the number of demand deposit accounts, and a recovery on a loss from the sale of Louisiana Agricultural Finance Bonds (LAFA). Part of the increase was due to the recovery of $5,658 of the loss from the sale of LAFA Bonds. In 1991, we sold the LAFA bonds that we owned realizing a loss of approximately $200,000. Since that time we have been listed in the class action suit that was filed against Executive Life, the issuer of the bond.
In a prior year, we recovered approximately $40,000 of our loss.

Other Expenses. Other expenses are up $86,090 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits and other operating expenses. Other operating expenses increased due to general increases in various expenses. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1996.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 1997 was $125,616 as compared to $108,206 for the same period last year. The increase in income tax was due to increased income for the current year.





















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

November 13, 1997             Alcee J. Durand, Jr.
Date                          President/CEO