Form 10-K
period 1997-12-31
TECHE BANCSHARES INC
filed 1998-03-31
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 1997
                                 or
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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 1997



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 1997                      Parts I, II and IV

Definitive Proxy Statement for the 1997
  Annual Meeting of Shareholders                  Part IV










































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






    In the Bank's general market area there are five other banks and two domestic savings and loan institutions aggressively pursuing loans, deposits and other accounts. Below is a list of banks and savings institutions having offices in St. Martin Parish with their total deposits as of December 31, 1997:

                 Bank                       Thousands of Dollars

Farmers-Merchants Bank and Trust                      $ 96,891
First Louisiana National Bank                           46,286
Iberia Bank                                             12,480
MidSouth National Bank                                  51,749
St. Martin Bank and Trust                               59,653
Teche Bank and Trust Co.                                33,721
Teche Federal Savings Bank                              23,920

  Total parish bank deposits                          $324,700
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

    In January, 1989, the Federal Reserve Board issued risk-based capital guidelines to assist in the assessment of the capital adequacy of bank holding companies and banks. These guidelines include a new definition of capital and a framework for calculating risk-weighted assets by assigning assets and off-balance sheet items to broad risk categories. The risk-based capital guidelines also establish a schedule for achieving the minimum supervisory standards and provide for transitional arrangements during a phase-in-period (beginning year end 1990) to facilitate adoption and implementation of the measure at the end of 1997.

    The table below indicates the Bank's capital measures at December 31, 1997. The bank meets the risk-based capital guidelines at December 31, 1997 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%      18.4%
                                                 =====      =====
  Tier 2                                           - %       1.0%
                                                 =====      =====
  Total risk-based capital ratio                  8.0%      19.4%
                                                 =====      =====















Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 1997          1996          1995
              ASSETS            ------        -----         ------

Cash and due from banks        $ 1,725       $ 1,641       $ 1,416
Interest-bearing deposits
  in banks                           0             0           390
Investments securities:
  U. S. Treasury securities         903         1,058         1,581
  Federal agency securities      17,465        16,301        13,067
  States and political
    subdivisions                  1,026           420            52
  Other securities                  320           278           256
                                 ------        ------        ------
    Total investment securities  19,714        18,057        14,956

Federal funds sold                  911         1,315         1,672
Loans, net of allowance
  for losses                     13,365        11,269        10,802
Bank premises, and equipment        720           713           829
Accrued interest receivable         303           259           250
Other real estate owned             103            83           215
Other assets                        466           351           380
                              ---------     ---------     ---------
    Total assets                $37,307       $33,688       $30,910
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 5,709       $ 5,243       $ 4,528
    NOW and MMDA accounts         6,511         5,119         4,980
    Savings                       3,434         3,227         3,185
    Time (100,000 and over)       7,440         6,400         5,472
    Other time                   10,443        10,430         9,695
                                 ------        ------        ------
           Total deposits        33,537        30,419        27,860
  Federal funds purchased            38             5            1
  Securities repurchased             26            57            23
  Accrued interest payable          141           134           119
  Notes payable - stockholders        0            94           280
  Other liabilities &
    accrued expense                 564           281            67
                                 ------        ------        ------
     Total liabilities           34,306        30,990        28,350
                                 ------        ------        ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits               1,602         1,299         1,161
    Total stockholders' equity    3,022         2,719         2,581
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      3,001         2,698         2,560
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $37,307       $33,688       $30,910
                               ========      ========      ========










































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  1997          1996           1995
Interest earning assets:
  Interest-bearing deposits,
    in banks                      $  0          $  0       $   390
  Interest earned on interest-
    bearing deposits                 0             0            27
  Yield on interest-bearing
    deposits                       0.0%          0.0%          7.0%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $18,368       $17,359       $14,648
  Interest earned on U. S. Treasury
    and federal agency securities 1,182         1,098           957
  Yield on U. S. Treasury and
    federal agency securities      6.4%          6.3%          6.5%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                 $1,026          $420           $52
  Interest earned on obligations of
    states and political
    subdivisions                     45            17            3
  Yield on obligations of states and
    political subdivisions          4.4%          4.1%         5.3%
                                  ======        ======       ======

  Other securities                 $320          $278         $256
  Interest/dividends earned
    on other securities              15            5             5
  Yield on other securities         4.5%         1.9%          2.0%
                                  ======       ======        ======

  Federal funds sold            $   911       $ 1,315        $1,672
  Interest earned on
    federal funds sold               48           69            98
  Yield on federal funds sold       5.3%         5.3%          5.8%
                                  ======       ======        ======

  Net loans                      $13,365      $11,269       $10,802
  Interest and fees
    earned on net loans            1,322        1,161         1,138
  Yield on net loans                9.9%        10.3%         10.5%
                                  ======       ======        ======

  Total interest earning assets  $33,990       $30,641      $27,820
    Interest earned on total
      interest-earning assets      2,612         2,351        2,229
    Yield on total interest-earning
       assets                       7.7%         7.7%          8.0%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $6,511       $ 5,119       $4,980
  Interest paid on NOW AND MMDA
    accounts                         147           115          114
  Average rate on NOW AND MMDA
    accounts                        2.3%          2.2%         2.3%
                                  ======        ======       ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    1997          1996         1995

  Savings                        $ 3,434       $ 3,227       $3,185
  Interest paid on savings            68            64           63
  Average rate paid on savings      2.0%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $ 7,440       $ 6,400      $ 5,472
  Interest paid on time deposits,
    $100,000 and over                387           330          287
  Average rate paid on time deposits,
    $100,000 and over               5.2%          5.2%         5.2%
                                  ======        ======       ======

  Other time deposits            $10,443       $10,430      $ 9,695
  Interest paid on other time
    deposits                         526           519          457
  Average rate paid on other time
    deposits                        5.0%          5.0%         4.7%
                                  ======        ======       ======

  Federal funds purchase           $ 38          $  5          $ 1
  Interest paid on federal funds
    purchased                         3             -            -
  Average rate paid on federal funds
    purchased                       6.9%          5.5%         3.3%
                                  ======        ======       ======

  Securities repurchased           $ 26          $ 56         $ 23
  Interest paid on securities
    repurchased                       2             3            1
  Average rate paid on securities
    repurchased                     6.5%          5.8%         5.6%
                                  ======        ======       ======

  Notes payable - stockholders     $   -         $  94        $ 280
  Interest paid on notes payable -
    stockholders                       -             5           14
  Average rate paid on notes
    payable - stockholders          0.0%          4.9%         5.1%
                                  ======        ======       ======

      Total interest bearing
        liabilities              $27,891      $25,332       23,636
      Interest paid on total interest
        bearing liabilities        1,132        1,036          936
      Average rate on total interest
        bearing liabilities         4.1%         4.1%         4.0%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     4.3%         4.3%        4.0%
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
                                  =====      =====  =====    =====

                                           1996 v. 1997
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                      -           -     -         -
    U. S. Treasury & Federal
      Agency Sec.                   64         17     1         82
    State and political
      subdivisions                   -         18    27         45
    Federal Funds sold             (21)         -     -        (21)
    Net loans                      216        (45)   (8)       163
      Total interest earning
        assets                     259        (10)   20        269

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts           31         5      1        37
    Savings                          4         -      -         4
    Time deposits, $100,000
      and over                      54         -      -        54
    Other time deposits              1         -      -         1
    Federal funds purchased          3         -     (1)        2
    Securities repurchased          (2)        1      -        (1)
    Notes payable - stockholder     (5)       (5)     5        (5)
      Total interest-bearing
        liabilities                 86         1      5        92
      Increase (decrease) in net
        interest income            173       (11)    15       177
                                  =====      ====  =====    =====







































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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 1,633    $ 1,633
Securities available
  for sale         2,021     8,456    4,281         -       14,758
Securities held
  to maturity      1,623     2,375      479         -        4,477
Other securities       -        -        -          342        342
Federal funds sold 1,050        -        -           -       1,050
Loans              5,503     4,676    3,503          25     13,707
Other assets           -        -         -       1,338      1,338
                 -------   -------   ------     -------    -------
    Total assets $10,197   $15,507   $8,263     $ 3,338    $37,305
                 =======   =======   ======     =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 6,636    $ 6,636
Interest-bearing deposits:
  NOW and MMDA's    2,149    3,374        -          -       5,523
  Savings           1,443    2,148        -          -       3,591
  Time, $100,000
    and over        6,883      905        -          -       7,788
  Other time        8,260    1,918        4          -      10,182
  Other liabilities     -       -         -         342        342
  Stockholder's equity  -       -         -       3,243      3,243

                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $18,735  $ 8,345      $ 4     $10,221    $37,305
                  =======  =======     ======   =======    =======
Interest rate
  sensitivity gap $(8,538) $ 7,162     $8,259   $(6,883)
                   ======= =======     ======    =======














































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 1997, 1996 and 1995 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:

                                      1997
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 3,322      $ 35        $ (1)    $ 3,356
  Mortgage-backed
    securities           11,258       154         (10)     11,402
                         -------      ---        ----      ------

      Totals             14,580       189         (11)     14,758


Securities held to maturity:
  U.S. Government
    and Agency
    Securities              383       -           -          383
  State and Municipal
    Securities            1,176       18           -       1,194
  Mortgage-backed
    Securities            2,918       16         (13)      2,921
                        -------      ---        ----      ------
      Totals              4,477       34         (13)      4,498


Other Securities            343        -           -         343
Less:  Reserve for
  unrealized loss
  on corporate stock          -        -           -           -
                        -------      ---        ----      ------
    Totals                  343        -           -         343

      Total securities   $19,400     $223       $(24)    $19,599
                        =========    ====       =====    =======












Investment Portfolio (Continued) -
(in thousands)
                                      1996
                       Amortized  Unrealized  Unrealized   Fair
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
                        =========    ====        =====   ========



















Investment Portfolio (Continued) -

                                        1997
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years


Securities available for sale:
  U.S. Government and
    Agency Securities   $  699     $2,262      $ 395      $   -
  Mortgage-backed
    securities           1,321      6,194        841       3,046
                        ------      -----       -----      -----
      Totals             2,020      8,456      1,236       3,046

Securities to be held to maturity:
  U.S. Government and
    Agency Securities      383         -           -          -
  State and municipal
    securities              82        678         416         -
  Mortgage-backed
    securities           1,158      1,697          -          63
                        ------      -----       -----      -----
      Totals             1,623      2,375         416         63

Other securities             -          -           -        343

  Total                 $3,643    $10,831      $1,652     $3,452
                       =======    =======     =======     ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      5.9%        6.7%          6.6%      -
                          ======      ======       ======   =====

  Mortgage-backed
    securities             6.5%        6.9%          7.0%     7.0%
                          ======      ======       ======    =====

Securities to be held to maturity:
  U.S. Government and
  Agency Securities        6.0%          -           -          -
                          ======      ======       ======    ======

  State and municipal
    securities             4.5%        4.4%          4.4%       -
                          ======      ======       ======    ======

 Mortgage-backed
   securities              7.7%        6.9%          - %       1.0%
                          ======      ======       ======    ======

Other securities            -           -            -         4.5%
                          ======      ======       ======    ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.















































Loan Portfolio Information -


Types of Loans:          1997     1996     1995     1994     1993

Real estate loans     $ 8,474  $ 7,292  $ 5,858   $ 6,710  $ 5,420
Commercial and
  industrial loans      2,560    2,630    2,412     1,779    1,854
Personal and
  consumer loans        2,897    3,006    2,702     2,679    2,649
All other loans            12       27       24        39       13
                       ------   ------    -----     -----    -----
  Totals               13,943   12,955   10,996    11,207    9,936
Less: Unearned income     (65)     (88)     (62)      (59)     (73)
      Allowance for
        loan losses      (171)    (158)    (161)     (180)    (181)
                       ------   ------    -----     -----    -----
         Net loans    $13,707  $12,709  $10,773   $10,968  $ 9,682
                      =======  =======  =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                1997      less     five Years     Ten     Years

Real estate    $8,474    $3,413     $2,187      $2,314     $560
Commercial and
  industrial    2,560     1,037        923         582       18
Personal and
  consumer      2,897     1,224      1,646          21        6
All other          12        12          -          -        -
             --------  --------    -------      ------    ------
    Totals    $13,943    $5,686     $4,756      $2,917     $584
             ========  ========    =======      ======    ======

















Non-accrual, Past Due and Restructured Loans:
(in thousands)
                                       December 31,   December 31,
                                          1997           1996

Non-accrual loans                         $ 25           $238
                                          =====          =====
Restructured loans                        $ -            $ 58
                                          =====          =====
Impaired loans                            $ -            $216
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $ 42           $ 60
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $230,951 as of December 31, 1997.

        At December 31, 1997, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 1997       1996
Balance, beginning of year                      $ 158      $ 161

Provision added to operations                      10         -
                                                  ---        ---
Charge-offs:
  Installment loans                                 2          5
  Commercial loans                                  1          4
                                                  ---        ---
    Total Charge off's                              3          9
Recoveries:
  Real estate loans                                 -          -
  Installment loans                                 1          3
  Commercial loans                                  5          3
                                                  ---        ---
    Total Recoveries                                6          6

Net allowance activity                             13          3

Balance, end of year                            $ 171      $ 158
                                                =====      =====
Ratio of net charge-offs during the period
  to average loans outstanding during the
  period                                         .10%        .03%
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

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $    -
     Commercial & industrial                      -
     Personal & consumer                          -
     All other loans                              -
                                             ------
     Total                                   $    -
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

Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                1997     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $7,788     $1,704    $2,980      $2,198     $906
              ======     ======    ======      ======     ====


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              1997           1996           1995

Return on average assets      1.0%           1.0%           1.0%
                             =====          =====          =====

Return on average equity     11.9%          12.1%          15.4%
                             =====          =====          =====

Dividend payout ratio        11.6%          11.6%          10.4%
                             =====          =====          =====

Equity to asset ratio         8.4%           8.0%           7.1%
                             =====          =====          =====

Capital adequacy ratio        9.1%           8.4%           8.0%
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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 1997.














































                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 1997, it is believed that the stock of the Company trades for approximately $70.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 1997, Teche Bancshares, Inc. had approximately 386 stock-holders.

    Teche Bancshares, Inc. paid a dividend of $1.50 per share in 1997. In 1996, the bank paid $1.35 per share. In 1995, the bank paid $1.25 per share. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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
















Item 6. Selected Financial Data
(in thousands except per share)

                1997       1996       1995       1994       1993

Investment
  securities  $19,578    $18,961    $17,474    $15,368    $13,650

Loans          13,707     12,709     10,773     10,968      9,682

Deposits       33,721     32,375     30,516     29,165     27,334

Stockholders
  equity        3,242      2,847      2,533      1,965      1,997

Operating
  revenues      2,933      2,665      2,551      2,179      2,125

Net interest
  income        1,476      1,310      1,288      1,223      1,209

Provision for
  loan losses     (10)        -           -          -         -


Net income        363        325        337        246       421

Earnings
  per share     12.98      11.65      12.07       8.81      15.09

Total assets   37,305     33,552     33,470     31,816     29,875

Cash dividend:
  Per share      1.50       1.35       1.25       1.25       1.25
  Total            41         38         35         35         35


















Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations

1997 IN REVIEW

    Our net income for the years ended December 31, 1997, 1996 and 1995 was $362,550, $325,387 and $337,024, respectively. Net income increased $37,163 in 1997 from $325,387 for the year ended 1996. Net income for 1996 decreased $11,637 from $337,024 in 1995. Earnings per common share were $12.98 for 1997, $11.65 for 1996, and $12.07 for 1995. Return on average assets and return on equity was 1.0% and 11.9% for 1997. Return on average assets and return on equity was 1.0% and 12.1% for 1996. For 1995, return on average assets was 1.0% and return on equity was 15.4%.

Highlights for 1997 were as follows:

1. For the year ended 1997, we increased our average total assets by 10.8%. Total loans at the end of 1997 were up 7.8% as compared to the end of the year in 1996. This positive trend marks the sixth consecutive year of asset growth for Teche Bank.

2. For the year ended 1997, we increased our net income 11.4% over that of 1996.

3. We increased our dividend to stockholders 11% over the dividend paid in the prior year.

4. After two years of operations, our Coteau office continues to be a thriving source of growth and profitability for the bank. We have exceeded our projections and expectations for this office and are excited about the future of this location.


EARNINGS ANALYSIS

Net Interest income

Net interest income was $1,466,454 in 1997, compared to $1,309,536 in 1996. This change represents an increase of $156,918 over the previous year. We were able to increase our net interest income for the year ended 1997 because of growth in the bank's total loans and investments. Over the past two years, we have begun to experience growth in the bank's total loans and assets.

Net interest income was $1,309,536, compared to $1,287,894 in 1995, an increase of $21,642 over the previous year. We were able to increase our net interest income for the year ended 1996 as the result of growth in the bank's total loans.




Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. During 1997, we added $9,999 to our reserve for loan losses.
During 1996, and 1995 we maintained our reserve for loan loss account at a level that was adequate without making any additions to the provision account. The allowance for loan losses at December 1997 was $171,354 or 1.23% of gross loans.

Other Income

Other income was $321,136 for 1997 as compared to $314,406 in 1996. The majority of the change in other income was due to an increase in commissions on credit life insurance.

Other income was $314,406 for 1996 as compared to $322,247 in 1995. The majority of the decrease in other income was due to a nonrecurring recovery in 1995 of $39,753 on a loss from the sale of Louisiana Agricultural Finance (LAFA) Bonds. Excluding the one time income received in 1995, other income for the year ended 1996 was higher than that of the previous year.

Other Expenses

Other expenses were $1,268,905 for 1997 compared to $1,160,908 in 1996. The increase in other expenses was the result of increases in salaries and employee benefits and other operating expenses. Salaries and benefits expense increased due to compensation increases made at the end of 1996. Other operating expenses increased due to increases in directors fees, correspondent bank charges and a provision to charge down other real estate owned.

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

The carrying value of securities available for sale at the end of 1997 was adjusted upward by $178,374 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $21,410 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 1996 was adjusted upward by $66,421 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $1,282 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

Loans

At December 31, 1997, loans, net of allowance for loan losses and unearned discount, were $13,706,864. This was an increase of $997,962 over $12,708,902 at the end of 1996. Average loans during the year 1997 were $13,364,950, up approximately $2,096,344 from 1996.

Loans, net of allowance for loan losses and unearned discount, were $12,708,902 at December 31, 1996. Net loans increased by
$1,936,002 from $10,772,900 at the end of 1995. Average loans during the year 1996 were $11,268,606 up approximately $466,408 from 1995.

Deposits

At December 31, 1997 total deposits were $33,720,628, an increase of $1,345,085 over that of the prior year end balance. Average deposits for the year ended 1997 were $33,537,170 as compared to $30,418,843 in 1996. Average deposits are up due to the growth of the Coteau Branch, and growth attributed to the offering of our ATM's, voice line and Saturday Banking Services. We did not have as much public funds deposits this year as we had in the prior year.

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

Time deposits of $100,000 and greater were $7,787,730 at the end of 1997, an increase of $726,138 over that of the prior year. The increase was due to increases in Public Funds from bids won during the year and from general growth in deposits. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. We continue to hold $1,000,000 in jumbo certificates from the State of Louisiana that were added in 1994. Rates on these funds are still attractive compared to alternatives for funding.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 1997, nonperforming assets were $254,709, a decrease of $39,353 from 1996. As of December 31, 1996, nonperforming assets were $294,062, a decrease of $56,851 from 1995. Nonaccrual loans at December 31, 1997, 1996 and 1995 were $24,988, $238,843, and $238,294, respectively. Other real estate owned was $229,721, $55,219, and $112,619 at December 31, 1997, 1996, and 1995, respectively.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $230,951 and $507,869 at December 31, 1997 and 1996.

Capital and Dividends

The Company's risk based capital ratios at December 31, 1997 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 8.41% and risk based capital was 19.41%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 8.69% at December 31, 1997. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company. During 1997 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $41,887 which was paid to stockholders in the form of a dividend.


Fourth Quarter Results

Net income for the fourth quarter of 1997, 1996, and 1995, was $83,933, $101,262, and $96,781, respectively. The decrease in income for the quarter was mostly due to the Other Real Estate devaluation adjustment of $20,549 made in the last quarter of 1997. Income before income tax for the quarter ended December 31, 1997 was $114,452 as compared to $130,703 for the same quarter ended 1996.

Year 2000 Preparation

Teche Bancshares, Inc. relies on automation to manage information. Since the earliest days of electronic computers, programmers have used two digits to represent the year in date fields (YYMMDD). In the 1960s when this convention became standard, the two-digit representation made economic sense because it economized computer memory and saved storage space. The Year 2000 problem exists because a two-digit representation of the year will be interpreted in many applications to mean the year 1900, not 2000, unless the date or program logic is modified. Without modification, many date sensitive software applications will provide illogical or erroneous data.

We have inventoried our software, hardware and environmental systems. We have identified those products that will need modification in our business. We do not anticipate that the modifications that we will be required to make to be functional in the year 2000 will be material to the financial statements or operations of Teche Bancshares, Inc.




Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 29 to 63.



























































                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 1997 and 1996






































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
















                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


                      Darnall, Sikes, Kolder, Frederick & Rainey
                      A Corporation of Certified Public Accountants Breaux Bridge, Louisiana
January 21, 1998


                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 1997 and 1996
                           (in thousands)


                                              1997          1996
                                   ASSETS

Cash and due from banks                     $ 1,632       $ 1,476
Securities available for sale                14,758        13,915
Securities to be held to maturity             4,477         4,760
Other securities                                343           286
Federal funds sold                            1,050         1,225
Loans, net of allowance for loan losses
  and unearned discount on loans             13,707        12,709
Bank premises, furniture,
  fixtures and equipment                        674           708
Accrued interest receivable                     314           268
Other real estate owned                         230            55
Other assets                                    120           150
                                          ---------     ---------
           Total assets                     $37,305       $35,552
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 6,637      $ 5,675
    Interest bearing -
      NOW and MMDA accounts                    5,523        6,029
      Savings                                  3,591        3,256
      Time, $100,000 and over                  7,788        7,062
      Other time                              10,182       10,354
                                           ---------     --------
           Total deposits                     33,721       32,376

  Accrued interest payable                       137          134
  Other liabilities and accrued expenses         205          195
                                           ---------     --------
           Total liabilities                  34,063       32,705

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            1,719        1,397
  Less:  200 shares
           of treasury stock                     (19)         (19)
         Net unrealized gain (loss)
           on securities available for sale,
           net of tax of $61 in 1997
           and $23 in 1996                       117           44
                                           ---------     --------
           Total stockholders' equity          3,242        2,847

           Total liabilities and
             stockholders' equity            $37,305      $35,552
                                          ===========   ===========











The accompanying notes are an integral part of this statement.

































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 1997, 1996 and 1995



                                    1997         1996         1995

INTEREST INCOME
  Interest and fees on loans       $1,322      $1,162       $1,138
  Interest on investment securities:
    Interest on securities
      available for sale              894         791          677
    Interest on securities
      to be held to maturity          288         307          280
    Obligations of state and
      political subdivisions           45          17            3
    Interest and dividends
      on other securities              15           5            5
  Interest on federal funds sold       48          69           98
  Interest on deposits in banks         -           -           27
                                    -----       -----        -----
      Total interest income         2,612       2,351        2,228

INTEREST EXPENSE
  Interest on deposits              1,127       1,028          920
  Federal funds purchased               3           1            -
  Interest on securities repurchased    2           3            1
  Other interest                        4           5            5
  Stockholder loans                     -           4           14
                                    -----       -----        -----
      Total interest expense        1,136       1,041          940

      Net interest income before
        recovery of possible
        loan losses                 1,476        1,310       1,288

PROVISION FOR POSSIBLE LOAN LOSSES    (10)          -           -
                                    -----        -----       -----
      Net interest income after
        recovery of possible
        loan losses                 1,466        1,310       1,288

OTHER INCOME
  Service charges on
    deposit accounts                  258          256         228
  Commissions income                   30           21          25
  ATM income                           10            9           8
  Net gain on security transactions     2            4           -
  Recovery of investment loss           -            -          40
  Other operating revenue              21           24          21
                                    -----        -----       -----
      Total other income              321          314         322

      Income before other expenses  1,787        1,624       1,610

OTHER EXPENSES
  Salaries and employee benefits      645          600         541
  Occupancy expenses                  184          187         175
  Furniture and equipment expenses     35           35          24
  Data processing expenses             33           34          41
  Net loss on security transactions     -            -           3
  Net other real estate loss            3            1          36
  Other operating expenses            368          304         303
                                    -----        -----       -----
      Total other expenses          1,268        1,161       1,123

      Income before income taxes      519          463         487

INCOME TAXES BENEFIT (EXPENSE)       (156)        (138)       (150)
                                    -----       ------       -----
      Net Income                   $  363       $  325      $  337
                                  =======      =======     =======

      Earnings per share           $12.98       $11.65      $12.07
                                  =======      =======     =======








The accompanying notes are an integral part of this statement.
























               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 1997, 1996 and 1995
                        (in thousands)

                                   Allowance   Unrealized
                                     Loss on   Gain (Loss)
                      Common Stk   Marketable     on
                      Treas. Stk     Equity      AFS
                       Surplus     Securities  Securities    Total

BALANCES,
  DECEMBER 31, 1994     $2,211        $(4)       (242)       $1,965

  Net income               337          -          -            337
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Sale of 25 shares
    Treasury Stock           2          -          -             2
  Net change in unrealized gain
    on AFS securities        -          -         259          259
  Sale of Marketable
    Securities               -          4          -             4
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $2,515        $ -          17        $2,532

  Net income               325          -          -           325

  Cash Dividend,
    $1.35 per share        (37)         -          -           (37)

  Net change in unrealized gain
    on AFS securities        -          -          27           27
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1996     $2,803        $ -        $ 44        $2,847

  Net income               363          -          -            363

  Cash Dividend,
    $1.35 per share        (41)         -          -           (41)

  Net change in unrealized gain
    on AFS securities        -          -          73           73
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1997     $3,125        $ -        $117        $3,242
                        ======       =====      ======      =======
The accompanying notes are an integral part of this statement.





               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 1997, 1996 and 1995



                                     1997       1996       1995

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 363      $ 325      $ 337
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment         85         85         87
      (Gain) loss on other
        real estate owned               -          3         38
      (Increase) decrease in:
        other assets                   21         39        (18)
        deferred tax asset              -          -         76
        accrued interest receivable   (45)         1        (17)
        accrued interest payable        2         24         33
        other liabilities              10         21       (157)
                                     -----      -----      -----
         Net cash provided
           by operating activities    436        498        379
                                     -----      -----      -----

CASH FLOWS FROM INVESTING ACTIVITIES
  Net decrease in interest-bearing
    deposits in banks                   -          -        882
  (Increase) decrease in
    federal funds sold                175      1,575     (2,800)
  Proceeds from sales of
    securities available for sale     400        800      4,045
  Proceeds from maturities of
    securities available for sale     250      1,925       1,941
  Proceeds from maturities of
    securities held to maturity     6,718      5,830       1,272
  Purchases of securities
    to be held to maturity         (2,953)    (3,023)     (2,330)
  Purchases of securities
    available for sale             (4,949)    (6,976)     (6,770)
  Net (increase) decrease
    in loans                         (998)    (1,936)        194
  Capital expenditures for
    bank premises and equipment       (51)       (48)       (161)
  (Increase) decrease in
    other real estate owned          (175)        52         260
                                     -----      -----      -----

      Net cash provided by
       (used in)investing
       activities                  (1,583)    (1,801)    (3,467)
                                   -------    -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                   962        393        903
    NOW and MMDA                     (506)      (770)    (1,207)
    Savings deposits                  335         55       (251)
    Time deposits, >= $100,000        727      1,806        932
    Other time deposits              (172)       375        974
  Dividends paid                      (42)       (37)       (35)
  Decrease in treasury stock            -          -          2
  Decrease in notes
    payable - stockholders              -       (151)      (141)
                                     -----      -----      -----
      Net cash provided by
        financing activities        1,304      1,671      1,177
                                   -------    -------     -----

      Net increase (decrease) in
        cash and cash equivalents     157        368     (1,911)

CASH AND CASH EQUIVALENTS,
  beginning of year                 1,476      1,108      3,019

CASH AND CASH EQUIVALENTS,
  end of year                     $ 1,633    $ 1,476    $ 1,108
                                  =======    =======    =======


CASH PAID DURING THE YEAR

  Interest                        $1,133     $ 1,017    $   908
                                  ======     =======    =======
  Income taxes                    $  170     $   117    $   153
                                  ======     =======    =======


The accompanying notes are an integral part of this statement.















           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 1997, 1996 and 1995, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

    D.   Cash and Cash Equivalents

            For the purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Cash, cash equivalents and due from banks at December 31 included the following:

                              1997         1996         1995
         Cash and due
           from banks        $1,633       $1,476       $1,108
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

               At December 31, 1997 and 1996, the Bank did not own any trading securities.

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

     (in thousands)
     Securities available for sale:
       December 31, 1997 -
         U.S. Government and
           agency securities  $ 3,322    $35      $  (1)   $ 3,356
         Mortgage-backed
           securities          11,258    154        (10)    11,402
                              -------    ---      ------   -------
                              $14,580   $189       $(11)   $14,758
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 1996 -
         U.S. Government and
           agency securities  $ 1,194    $ 2       $ (2)   $ 1,194
         Mortgage-backed
           securities          12,654     95        (29)    12,720
                              -------    ---      ------   -------
                              $13,848    $97       $(31)   $13,914
                              =======    ===      ======   =======
     (in thousands)
     Securities to be held to maturity:
       December 31, 1997 -
         U.S. Government and
           agency securities    $ 383    $ 1       $  -      $ 384
         State and municipal
           securities           1,176     17          -      1,193
         Mortgage-backed
           securities           2,918     16        (13)     2,921
                              -------    ---      ------   -------
                              $ 4,477    $34      $ (13)   $ 4,498
                              =======    ===      ======   =======

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
                              =======    ===      ======   =======

          Investment securities carried at approximately $4,447,750 at December 31, 1997 and $5,888,788 at December 31, 1996 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                                    1997    1996
     Gross realized gains:
       Mortgage backed securities                    $ -    $  2
       Other securities                                2       2
                                                     ---    ----
         Total realized gains                        $ 2    $  4
                                                     ===    ====

     Gross realized losses:
       U.S. government & agency securities           $ -    $  -
       Other securities                                -       -
                                                     ---    ----
         Total realized losses                       $ -    $  -
                                                     ===    ====


          The maturities of debt securities at December 31, 1997 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $1,623  $1,625    $ 2,014  $ 2,020
     Due from one to five
        years                    2,375   2,399      8,402    8,456
     Due from five to ten
        years                      416     422      1,194    1,236
     Due after ten years            63      52      2,970    3,046
                                ------  ------    -------  -------
                                $4,477  $4,498    $14,580  $14,758
                                ======  ======    =======  =======












 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      1997             1996
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               1,926  $192,600   1,363 $136,300
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $342,600         $286,300
                                        ========         ========

          These securities are valued at cost.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                1997       1996

     Real estate loans                        $ 8,474     $ 7,292
     Commercial and industrial loans            2,560       2,630
     Personal and consumer loans                2,897       3,006
     All other loans (including overdrafts)        12          27
                                              -------     -------
                                               13,943      12,955
     Less:  Unearned discount                     (65)        (88)
            Allowance for loan losses            (171)       (158)
                                              -------     -------
              Loans, net                      $13,707     $12,709
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

          Loans on which the accrual of interest has been discontinued or reduced amounted to $24,988 and $238,843 at December 31, 1997 and 1996, respectively. If interest on those loans had been accrued, such income would have approximated $2,250, $24,801 and $4,964 for 1997, 1996 and 1994
     respectively. The Bank did not recognize any interest income on nonaccrual loans during 1996.

          Impairment of a loan having a recorded investment of $ -0- and $215,987 at December 31, 1997 and December 31, 1996
     has been recognized in conformity with Financial Accounting Standards Board (FASB) Statement No. 114, as amended by FASB Statement No. 118. In 1997, this loan was foreclosed on and is now reflected in other real estate owned. There was no allowance for loan losses as it related to this loan at December 31, 1996.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       1997     1996     1995

     Balance, beginning of period      $158     $161     $180
       Provision added to operations     10        -        -
       Loans charged off                 (3)      (9)     (21)
       Recoveries                         6        6        2
                                       ----     ----     ----
     Balance, end of period            $171     $158     $161
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 1997 is sufficient to cover any possible loan losses.


 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 1997 and 1996:
     (in thousands)
                                                1997      1996

     Land                                      $ 266     $ 266
     Bank buildings and improvements             761       750
     Furniture, fixtures and equipment           635       596
                                               -----     -----
                                               1,662     1,612
                                               =====     =====
     Accumulated depreciation
       and amortization                         (988)     (904)
                                               -----     -----
                                               $ 674     $ 708
                                               =====     =====

          Depreciation expense for the periods ended December 31, 1997, 1996 and 1995, amounted to $85,413, $84,826 and $85,479, respectively.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 1997 and 1996 is composed of the following:
     (in thousands)
                                                 1997       1996

     Other real estate owned,
       acquisition value                        $ 263       $  68
     Less:  Allowance for other
              real estate losses                  (33)        (13)
                                                -----       -----
              Net value                         $ 230       $  55
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           1997    1996    1995

     Balances, beginning of period        $  13   $  38   $ 207
       Provision charged to operations       20       -       -
       Sales of properties                    -     (25)   (169)
                                          -----   -----   -----
     Balances, end of period              $  33   $  13   $  38
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo CDs, each with a minimum denomination of $100,000, was approximately
     $1,703,833 and $2,791,626 in 1997 and 1996 respectively.

          At December 31, 1997, the scheduled maturities of CDs are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          1998                                   $15,149
          1999                                     2,415
          2000                                       351
          2001                                        10
          2002 and thereafter                         45
                                                  ------
                                                 $17,970
                                                  ======
          Members of the board of directors had $2,800,673 of deposits at December 31, 1997.


 (8) Contingent Liabilities and Commitments

     A. The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are described in Note 15 - Financial Instruments.

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

(10) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 1997, 1996 and 1995 are as follows:
                                           (in thousands)
                                        1997     1996     1995

          Income taxes currently payable:
            Federal                    $ 171   $(128)   $(102)

          Deferred tax asset (liability) due
            to timing differences        (15)    (10)     (48)
                                       -----     ----     -----

          Total income tax benefit
            (expense)                  $ 156   $(138)    $(150)
                                       =====    =====     =====

          The effective tax rate of 30.2 percent in 1997, 29.7 percent in 1996, and 30.8 percent in 1995 differ from the statutory rate of 34 percent principally because of the utilization of net operating loss carryforwards and temporary differences giving rise to deferred taxes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        1997       1996      1995

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%
     Temporary differences giving rise
       to deferred tax amounts          (2.8)       2.1       9.8
     Temporary difference recognized
       this year                          -       (10.1)    (12.2)
     Other                              (1.0)       3.7       (.8)
                                        -----      -----     -----

     Income tax expense-effective rate  30.2%      29.7%     30.8%
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

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 1997      1996

          Deferred tax asset                    $  11     $   4
          Deferred tax liability                 (164)     (133)
                                                -----     -----
            Net deferred tax asset (liability)  $(153)    $(129)
                                                 =====     =====
(11) Earnings Per Share

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 1997, 1996 and 1995.

(12) Pension Plan

          The Bank has a non-contributory, money-purchase pension plan that covers any employee that has completed one (1) year of service and has attained age 21. Pension costs include certain service costs, which are accrued and funded currently. Pension expenses charged to operations in 1997, 1996 and 1995 were $44,038, $42,614, and $32,875, respectively.

(13) Related Party Transactions

     A. At December 31, 1997 and 1996, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,432,691 and $1,277,726, respectively. These loans were made at prevailing interest rates.

     B. The Bank had notes payable to stockholders in the aggregate amount of $150,836 at December 31, 1995. The notes were paid out during the year ended December 31, 1996. Accordingly there was no interest expense during the year ended December 31, 1997. The note accrued interest at a rate of 5% of principal and accrued interest. Interest expense of $4,636 and $14,245 was incurred during 1996 and 1995, respectively.

     C. The Bank leases an automobile from one of the directors in the amount of approximately $6,000 per year.

(14) Regulatory Restrictions

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1997, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes have changed the institution's category.




                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 1997:
     Total Capital
       (to risk weighted
          assets)
          $3,296    19.4%     $1,358    >=8%      $1,698    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $3,124    18.4%     $  679    >=4%      $1,019    >= 6%



     Tier I Capital
         (to average
            assets
          $3,124     8.4%     $1,492    >=4%      $1,865    >= 5%

     As of December 31, 1996:
     Total Capital
       (to risk weighted
          assets)
          $2,961    18.5%     $1,278    >=8%      $1,598    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $2,804    17.5%     $  639    >=4%      $  959    >= 6%

     Tier I Capital
         (to average
            assets
          $2,804     8.3%     $1,348    >=4%      $1,684    >= 5%

(15) Financial Instruments

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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 1997, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $1,428,496, summarized as follows: (in thousands)

          Commitments to extend credit           $  1,273
          Credit Card arrangements                     -
          Standby letters of credit                   205
                                                 --------
                                                 $  1,428
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

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 1997:
     Financial assets:
       Cash and due from banks               $ 1,633      $ 1,633
       Securities available for sale          14,759       14,759
       Securities to be held to maturity       4,477        4,477
       Federal funds sold                      1,050        1,050
       Loans                                  13,708       13,622
       Accrued interest receivable               314          314

     Financial liabilities:
       Deposit liabilities                    33,721       33,754
       Accrued interest payable                  137          137
       Other liabilities                         205          205

     Off balance sheet instruments:
       Commitments to extend credit                -        1,273
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          205

     December 31, 1996:
     Financial assets:
       Cash and due from banks               $ 1,476      $ 1,476
       Securities available for sale          13,914       13,914
       Securities to be held to maturity       4,760        4,759
       Federal funds sold                      1,225        1,225
       Loans                                  12,709       12,620
       Accrued interest receivable               268          268

     Financial liabilities:
       Deposit liabilities                    32,376       32,399
       Accrued interest payable                  135          135
       Notes payable-stockholders                  -            -
       Other liabilities                         195          195

     Off balance sheet instruments:
       Commitments to extend credit                -        1,764
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          156


(16) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 1997 and 1996
                           (in thousands)

                                                 1997       1996
                          ASSETS

      Current assets:
        Cash                                     $  1         $  1
        Investment in Teche Bank & Trust Co.    3,232        2,837
        Other assets                                9            9
                                                -----        -----
            Total assets                       $3,242       $2,847
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                        $ -          $ -
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       1,719        1,397
      Treasury stock                              (19)         (19)
      Unrealized gain (loss) on securities
        available for sale, net of tax of
        $22,573 and $18,660, respectively         117           44
                                                -----        -----
            Total stockholders' equity          3,242        2,847
                                                -----        -----
            Total liabilities and
              stockholders' equity             $3,242       $2,847
                                               ======       ======

















                        STATEMENTS OF INCOME
            Years Ended December 31, 1997, 1996 and 1995
                          (in thousands)
                                            1997    1996    1995

    Income:
      Income from subsidiary                $321    $136    $154
      Interest and dividends on corporate
        securities                            42     193     193
      Other income                             1       2       7
                                             ---     ---     ---
          Total income                       364     331     354
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       -       2
      FDIC and state assessments               1       1       1
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            -       5      14
                                             ---     ---     ---
          Total operating expenses             1       6      17
                                             ---     ---     ---
          Net income                        $363    $325    $337
                                            ====    ====    ====































            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 1997, 1996 and 1995
                         (in thousands)
                                   Allowance   Unrealized
                                     Loss on   Gain (Loss)
                      Common Stk   Marketable     on
                      Treas. Stk     Equity      AFS
                       Surplus     Securities  Securities    Total

BALANCES,
  DECEMBER 31, 1994     $2,211        $(4)       (242)       $1,965

  Net income               337          -          -            337
  Cash Dividend,
    $1.25 per share        (35)         -          -           (35)
  Sale of 25 shares
    Treasury Stock           2          -          -             2
  Net change in unrealized gain
    on AFS securities        -          -         259          259
  Sale of Marketable
    Securities               -          4          -             4
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $2,515        $ -          17        $2,532

  Net income               325          -          -            325
  Cash Dividend,
    $1.35 per share        (37)         -          -           (37)
  Net change in unrealized gain
    on AFS securities        -          -          27           27
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1996     $2,803        $ -          44        $2,847

  Net income               363          -          -            363

  Cash Dividend,
    $1.35 per share        (41)         -          -           (41)

  Net change in unrealized gain
    on AFS securities        -          -          73           73
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1997     $3,125        $ -        $117        $3,242
                        ======       =====      ======      =======









                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1997, 1996 and 1995
                           (in thousands)
                                       1997       1996       1995


    Cash flows from operating activities:
      Net income                      $ 363      $ 325      $ 337
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (321)      (136)      (154)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets               (1)        (2)        (7)
              Accrued interest payable    -          -          -
                                       ----       ----       -----
                Net cash provided by operating
                  activities             41        187        176
                                       ----       ----       ----

    Cash flows from financing activities:
      Dividends paid                    (41)       (37)       (35)
        Decrease in treasury stock        -          -          2
        Decrease in notes payable         -       (151)      (141)
                                       ----       ----        ----
          Net cash used in financing
            activities                  (41)      (188)      (174)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                   -        (1)         2

    Cash, beginning of period             1          2          -
                                       ----       ----       ----
    Cash, end of period                 $ 1        $ 1       $  2
                                       ====       ====       ====


















                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 1997, 1996 and 1995
                           (in thousands)


                                      1997       1996       1995


Advertising                           $ 20       $ 23       $ 22
Armored car service                      4          4          2
Audits and examinations                 18         18         18
ATM expense                             21         22         20
Cash short                               4          4          3
Club account fees                       18         15         12
Collections                              3          2          2
Committee fees                           2          2          3
Consulting fees                          -          -         12
Conventions and seminar                  7         10          7
Correspondent bank service charges      38         28         27
Courier service                          2          3          3
Directors' fees                         56         43         45
Donations                                4          3          3
Dues and subscriptions                   4          5          6
FDIC and state assessments              18         12          8
Insurance                               33         32         35
Lease expense                            6          5          5
Legal and professional fees              8          1          2
Miscellaneous                           10         10          9
Office expense                          36         32         31
Postage and freight                     27         23         21
Other taxes and licenses                 1          1          1
Travel and entertainment                 7          6          6
ORE Devaluation                         21          -          -
                                      ----       ----       ----
                                      $368       $303       $303
                                      ====       ====       ====

















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 1997
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 1,632    $(1)        $1       $1,632
Securities available
  for sale                14,758      -          -       14,758
Securities to be held
  to maturity              4,477      -          -        4,477
Other securities             343      -          -          343
Federal funds sold         1,050      -          -        1,050
Loans                     13,943      -          -       13,943
Less:  Allowance for
         loan losses        (171)     -          -         (171)
       Unearned discount
         on loans            (65)     -          -          (65)

Bank premises, furniture,
  fixtures and equipment     674      -          -          674
Accrued interest receivable  314      -          -          314
Other real estate owned      230      -          -          230
Investment in subsidiary       - (3,232)     3,232            -
Other assets                 120     (9)         9          120
                           -----    ----       ---        -----
    Total assets         $37,305 $(3,242)   $3,242      $37,305
                         ======= ========   ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 6,637    $ 1     $  -        $ 6,638
  Interest-bearing -
    NOW and MMDA accounts  5,523      -        -          5,523
    Savings                3,591      -        -          3,591
    Time,$100,000 and over 7,788      -        -          7,788
    Other time            10,182      -        -         10,182
                          ------    ---      ---         ------
      Total deposits      33,721      1        -         33,722

Accrued interest payable     137      -        -            137
Other liabilities and
  accrued expenses           205      9        -            214
                          ------    ---      ---         ------
    Total liabilities     34,063     10        -         34,073
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        1,719  1,315    1,719          1,315
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,             117    117      117            117
                           -----   ----    -----          -----
      Total stockholders'
        equity             3,242  3,232    3,242          3,232
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $37,305 $3,242   $3,242        $37,305
                         ======= ======   ======        =======





































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 1997

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $1,322   $  -     $  -         $1,322
  Interest on investment securities -
    Interest on securities
      available for sale     894      -        -            894
    Interest on securities
      held to maturity       288      -        -            288
    State and municipal
      obligations             45      -        -             45
    Interest and dividends on
      other securities        15     43       43             15
  Interest on federal
    funds sold                48      -        -             48
                           -----    ---      ---          -----
    Total interest income  2,612     43       43          2,612
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,127      -        -          1,127
  Interest on federal
    funds purchased            3      -        -              3
  Interest on securities
    repurchased                2      -        -              2
  Other interest               4      -        -              4
  Interest on
    stockholder loans          -      -        -              -
                             ---    ---      ---           ----
    Total interest expense 1,136      -        -          1,136
                             ---    ---      ---          -----
      Net interest income  1,476     43       43          1,476

Provision for loan losses     10      -        -             10
                           -----    ---      ---          -----
Net interest income after
     provision for loan
     losses                1,466      -        -          1,466

OTHER INCOME
  Service charges, collection
    and exchange charges     258      -        -            258
  Commissions income          30      -        -             30
  ATM income                  10      -        -             10
  Recovery of investment loss  2      -        -              2
  Other operating revenue     21      1        1             21
                            ----    ---      ---           ----
    Total other income       321      1        1            321
                            ----    ---      ---           ----
      Income before other
        expenses           1,787     44       44          1,787

OTHER EXPENSES
  Salaries and employee
    benefit                  645      -        -            645
  Occupancy expenses         184      -        -            184
  Furniture and equipment     35      -        -             35
  Data processing expenses    33      -        -             33
  Net other real estate loss   3      -        -              3
  Other operating expenses   368      -        2            366
                            ----   ----     ----          -----
      Total other expenses 1,268      -        2          1,266
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        519     44       42            521

INCOME TAX EXPENSE          (156)     1        -           (157)
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        363     43       42            364

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     320      320              -
                           -----   -----    -----          -----
      Net income           $ 363  $ 363    $ 362          $ 364
                           =====   =====    =====          =====























                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 1997



                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 363     $(364)     $ 363      $ 364

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       321       (321)         -
      Depreciation of
        bank premises
        and equipment        85         -          -         85
      Net loss on other
        real estate owned     -         -          -          -
      Decrease in
        other assets         21         1         (1)        21
      Decrease in accrued
        interest receivable (45)         -          -       (45)
      Increase (decrease)
        in accrued
        interest payable      2         -          -          2
      Increase in other
        liabilities          10        (1)         -         11
                          -----        ---       ---       -----
         Net cash provided
         by operating
         activities         436       (43)        41        438

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in federal
    funds sold              175        -          -         175
  Proceeds from sales of
    securities available
    for sale                400         -          -        400
  Proceeds from maturities of securities
    available for sale      250         -          -        250
  Proceeds from maturities of securities
    held to maturity      6,718         -          -      6,718
  Purchases of securities to
    be held to maturity  (2,953)        -          -     (2,953)
  Purchases of securities
    available for sale   (4,949)        -          -     (4,949)
  Net increase in loans    (998)        -          -       (998)
  Capital expenditures for bank
    premises and equipment  (51)        -          -        (51)
  Decrease in other
    real estate owned      (175)         -         -       (175)
                         ------      ----       ----     ------
      Net cash used in
        investing
        activities       (1,583)        -          -     (1,583)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits         962         1         -         961
    NOW and MMDA           (506)        -          -       (506)
    Savings deposits        335         -          -        335
    Time deposits $100,000
      and over              727         -          -        727
    Other time             (172)        -          -       (172)
  Dividends paid            (42)       43        (42)       (43)
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      1,304        44        (42)     1,302
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents       157        (1)         1        157

CASH AND CASH EQUIVALENTS,
  beginning of year       1,476         -          -      1,476
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 1,633      $ (1)      $  1    $ 1,633
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III




Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            62   Retired       Sept., 1969     1,576          5.6%
                                to Present

James B. Bulliard, Sr.
St. Martinville, LA
            62    Owner & GM   Sept., 1969     3,381         12.1%
                 Manager Food   to Present
                  Processor

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           67    Owner        Sept., 1969     2,725          9.7%
                Electrical    to Present
                Contractor

Larry C. Degeyter
St. Martinville, LA
           56    Owner,        June, 1981       673          2.4%
                Building       to Present
               Contractor

Alcee J. Durand, Jr.
St. Martinville, LA
           39    President     March, 1991      803          2.8%
                  Banking      to Present

Charles A. Fuselier
St. Martinville, LA
             56  Sheriff     June, 1981         383          1.3%
                             to Present



Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Hubert Hulin, Sr.
St. Martinville, LA
             79    Retired   June, 1981       1,800          6.5%
                             to Present

Lawrence P. Melancon
St. Martinville, LA
             82    Retired   Sept., 1969        708          2.5%
                             to Present

Murphy Oubre
St. Martinville, LA
             71    Rice      Sept., 1969        824          3.0%
                  Farmer     to Present


Stanley D. Stockstill
St. Martinville, LA
             83    Retired  March, 1982         511           1.8%
                            to Present

Darnell E. Fontenot
New Iberia, LA
             59     Owner,   Aug., 1995         166            .6%
                   Mobile    to Present
                   Home Co.

Harris J. Champagne, Jr.
New Iberia, LA
             35  Insurance  October, 1996       188            .7%
                   Sales      to Present

Melvin Douet
St. Martinville, LA
             52    Owner,   June, 1996          305           1.1%
                   Douet     to Present
                   Motors, Inc.







                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 39   President/           -       Banker more
                            CEO                        than 5 years

Brian Friend         38   Cashier              -       CPA, Banker
                       Vice-President                  more than
                                                        5 years

Charles M. Durand    35     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        40   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    44   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       54   Assistant            -       Banker more
                        Vice-President                than 5 years

Al Viator            43   Assistant            -       Banker more
                        Vice-President                than 5 years

Ruth Sweeney         49   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors other than the following:
                Board Members                      Relationship
   ---------------------------------------      -----------------
Charles A. Fuselier and Stanley D. Stockstill     Nephew and Uncle






Item (11) Executive Compensation - Cash Compensation
Number in                                             Cash
 Group                 Group Title                 Compensation
---------              -------------               ------------
    1                  President/CEO                $75,310

    2                  Vice-President                78,785

    5                  Assistant Vice-Presidents    135,572

Compensation Pursuant to Plans

    The Bank has a non-contributory money purchase pension plan that covers any employee that has completed one year of service and has attained age 21. The Bank contributes 10 percent of an employee's annual salary to the plan. During 1997, the Bank contributed $44,038 to the Plan on behalf of all officers and employees.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
Tilden A. Bonin, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,576     5.6%

James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,381    12.1%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,725     9.7%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.5%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     14,043    50.3%






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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/96    as of 12/31/96      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $ 97,118      $ 92,344         9.86%

Harris Champagne, Jr.
                Director       13,483        13,483        11.00%

Gaston L. Dautreuil, Jr.
                Director      351,151       216,318         9.26%

Larry C. Degeyter
                Director      439,963       314,479         9.47%

Melvin P. Douet
                Director      235,692       217,390        10.75%

Alcee J. Durand, Jr.
                Director       66,921        66,136         8.07%

Darnell Fontenot
                Director       31,613        30,898         12.6%

Charles Fuselier
                Director      596,620       594,738         9.08%

Lawrence Melancon
                Director       28,687         8,904         7.20%

Melvin P. Douet
                Director      267,292       237,284        10.69%
  Total outstanding at December 31, 1997 $1,554,690
                                          =========




                               FORM 10-K

                        TECHE BANCSHARES, INC.
                                PART IV




Item (14) Exhibits, Financial Statement Schedules and Reports on
Form 8-K

         1. Financial Statements

            The financial statements, including notes, are listed in the index to the financial statements filed as part of this annual report.


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 1997.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            48

         (12)     Computation of Ratios                        19

         (21)     Subsidiary of Registrant                     71

         (24)     Consent of Experts and Council                -


(22)     Subsidiaries of the Registrant
-----    ------------------------------
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

Date: March 27, 1997         By:/s/ Alcee J. Durand, Jr.
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