Form 10-Q
period 1998-03-31
TECHE BANCSHARES INC
filed 1998-05-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 1998

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 1998.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 1998 and December 31, 1997
    (Dollars in Thousands)

                                             March 31, December 31
                                               1998       1997
            ASSETS
Cash and due from banks                         $1,825     $1,633
Securities Available for Sale at mkt value      18,213     14,758
Securities Held To Maturity (Market Value
     of $3,880 and $4,498, respectively)         3,853      4,476
Other securities at cost                           343        343
Federal funds sold                               3,000      1,050
Loans, net of allowance for loan losses
     of $173 and $171, respectively)            13,677     13,707
Bank premises, furniture, and equipment            662        674
Accrued interest receivable                        328        314
Other real estate owned                            230        230
Other assets                                       109        120
                                            ----------------------
Total assets                                   $42,240    $37,305
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $5,424     $6,636
        Interest bearing -
            NOW and MMDA accounts                7,114      5,523
            Savings                              3,748      3,592
            Time, $100 and over,                10,039      7,788
            Other time                          10,413     10,182
                                            ----------------------
                Total deposits                  36,738     33,721

Accrued interest payable                           127        137
FHLB Borrowings                                  1,834          0
Other liabilities and accrued expenses             234        205
                                            ----------------------
               Total liabilities                38,933     34,063

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,143      1,143
    Retained earnings                            1,819      1,719
                                            ----------------------
                                                 3,243      3,143
    Less:   200 shares of treasury stock           (19)       (19)
                Allowance for unrealized
                  loss on mkt securities             0          0
                Market Value Allowance on
                  AFS Bonds                         83        118
                                            ----------------------
                Total stockholders' equity       3,307      3,242
                                            ----------------------
Total liabilities and stockholders' equity     $42,240    $37,305
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 1998 and 1997;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               1998       1997
Interest income:
    Interest and fees on loans                    $342       $318
    Interest on investment securities -
        U.S. government securities                 292        277
        State and political subdivisions            13          6
    Interest on interest-bearing deposits
        in banks                                     2          0
    Dividends on equity securities                   0          0
    Interest on federal funds sold                  33         19
                                            ----------------------
            Total interest income                  682        620
Interest expense:
    Interest on deposits                          $309       $276
    Stockholder loans                                0          0
                                            ----------------------
            Total interest expense                 309        276
                                            ----------------------
Net interest income                                373        344
Provision for Credit Losses                          0         10
                                            ----------------------
    Net interest income after provision            373        334
                                            ----------------------
Other income:
    Service charges on deposit accounts             59         65
    Gain on sale of Securities                       0          1
    Other income and charges                        20         23
                                            ----------------------
           Total other income                       79         89

Other expenses:
    Salaries and employee benefits                 166        153
    Occupancy expense                               52         50
    Loss on sale of other real estate                0          0
    Other operating expenses                        91        102
                                            ----------------------
        Total other expenses                       309        305
                                            ----------------------
        Income before income taxes                 143        118

    Income taxes                                    44         37
                                            ----------------------
            Net income                             $99        $81

    Earnings per share                           $3.55      $2.89

The accompanying notes are an integral part of this statement.




TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 1998 and 1997


                                             Allowance
                                            Unrealized Unrealized
                                              Loss on  Gain (Loss)
                               Common Stock Marketable     on
                                Treas. Stk    Equity       AFS
                                  Surplus   Securities Securities

Balances, January 1, 1998            $3,125         $0       $118

    Net income three months              99

    Change in Unrealized AFS                                  (35)
                                    -------      ------     ------

Balances, March 31, 1998             $3,224         $0        $83
                                    =======      ======     ======



Balances, January 1, 1997             2,803         $0        $44

    Net income three months              81

    Change in Unrealized AFS                                  (51)
                                    -------      ------     ------

Balances, March 31, 1997             $2,884         $0        ($7)
                                    =======      ======     ======





The accompanying notes are an integral part of this statement.





TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 1998 and 1997

                                             March 31,  March 31,
                                               1998       1997
Cash flows from operating activities:
    Net income                                     $99        $81
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               20         20
        (Gain) Loss on Other real estate             0          0
        (Gain) Loss on sale of securities            0         (1)
        Provision for credit losses                  0         10
        (Inc)dec accrued int receivable            (14)       (31)
        (Inc) dec other assets                      10         (2)
        Inc(dec) accrued interest payable           (9)       (19)
        Inc(dec) other liabilities                  29         (9)
          Net cash provided by operating    ----------------------
            activities                             135         49
Cash flows from investing activities:
    Dec(inc) in federal funds                   (1,950)      (225)
    Dec(inc) in investment securities           (2,866)    (1,671)
    Dec(inc) in other securities                     0        (42)
    Net dec (inc) in loans                          30       (382)
    Capital expenditures premises & equip           (8)       (16)
    Proceeds from sale of securities                 0          1
    Proceeds from sale of other real estate          0          2
                                            ----------------------
      Net cash used in investing activities     (4,794)    (2,333)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                           (1,212)       250
      NOW and MMDA                               1,591      2,053
      Savings deposits                             156        118
      Time deposits $100,000 and over            2,251        102
      Other time deposits                          231        698
      FHLB Borrowings                            1,834          0
                                            ----------------------
  Net cash provided by financing activities      4,851      3,221

 Net increase in cash and cash equivalents         192        937

Cash and cash equivalents, beginning             1,633      1,476

Cash and cash equivalents, end of period        $1,825     $2,413


Cash paid during the period:

    Interest                                      $319       $295

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        March 31, 1998

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 1998. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1998.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 19.11% and Tier one capital ratio was 7.66% at March 31, 1998. The bank only risk based capital ratio was 19.05% and Tier one capital ratio was 7.63%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 1998, were $24,430 a decrease of $17,941 from December 31, 1997. Loans on which the accrual of interest had been discontinued at March 31, 1998 totalled $24,550 a decrease of $438 as compared to the amount at December 31, 1997.

We are actively marketing our other real estate owned. At March 31, 1998 other real estate totalled $229,721 unchanged from December 31, 1997.


Results of Operations

Net Income.     Our net income for the three (3) months ended March 31, 1998 was $98,999 up $18,214 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in our net interest income.



Revenue. Our net interest income for the three (3) months ended March 31, 1998 is up $38,426 as compared to the same period in 1997. The increase in net interest income was the result of increases in the volume of loans and investments. The increase in investments was due to the investment of funds from growth in deposits experienced in the first quarter of 1998. We invested our excess funds from deposits in investments to increase our yields over fed funds.

Provision for Loan Losses. Our bad debt reserve totalled $172,628 at March 31, 1998 which represents 1.25% of our gross loans. During the first quarter of 1998, we did not add to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 1998.

Other Income. Our other income is down $9,507 when compared to the same period last year. The decrease was mostly due to a decrease in NSF fee income.

Other Expenses. Other expenses are up $3,939 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1997.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 1998 was $44,143 as compared to $37,377 for the same period last year. The increase in income tax was due to increased income for the current year.

Year 2000 Preparation. We have inventoried our software, hardware and environmental systems. We have identified those products that will need modification or replacement. We have committed to updating our Bank application system and are planning for a November 1998 conversion date. We are in the process of signing a contract for a new check sorter that will replace the obsolete sorter that we now own and expect delivery in early August 1998. We anticipate that the cost of these two products will be depreciated over a five year period and will not be material to the financial statements or operations of Teche Banchares, Inc.



















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 14, 1998                  Alcee J. Durand, Jr.
Date                          President/CEO