Form 10-Q
period 1998-06-30
TECHE BANCSHARES INC
filed 1998-08-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 1998

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 1998.














TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 1998 and December 31, 1997
    (Dollars in Thousands)
                                                     June 30,  December 31
                                                       1998       1997
            ASSETS
Cash and due from banks                                 $1,712     $1,633
Securities Available for Sale at mkt value              18,440     14,758
Securities Held To Maturity (Market Value
     of $3,483 and $4,498, respectively)                 3,461      4,476
Other securities at cost                                   345        343
Federal funds sold                                       2,000      1,050
Loans, net of allowance for loan losses
     of $177 and $171, respectively)                    15,378     13,707
Bank premises, furniture, and equipment                    699        674
Accrued interest receivable                                356        314
Other real estate owned                                    230        230
Other assets                                               189        120
                                                    ----------------------
Total assets                                           $42,810    $37,305
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,205     $6,636
        Interest bearing -
            NOW and MMDA accounts                        6,074      5,523
            Savings                                      3,864      3,592
            Time, $100 and over,                        10,534      7,788
            Other time                                  10,435     10,182
                                                    ----------------------
                Total deposits                          37,112     33,721

Accrued interest payable                                   157        137
Federal Home Loan Borrowings                             1,830          0
Fed Funds Purchased                                          0          0
Other liabilities and accrued expenses                     296        205
                                                    ----------------------
               Total liabilities                        39,395     34,063
Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    1,917      1,719
                                                    ----------------------
                                                         3,341      3,143
    Less:   200 shares of treasury stock                   (19)       (19)
                Allowance for unrealized
                  loss on mkt securities                     0          0
                Market Value Allowance on
                  AFS Bonds                                 93        118
                                                    ----------------------
                Total stockholders' equity               3,415      3,242
                                                    ----------------------
Total liabilities and stockholders' equity             $42,810    $37,305
                                                    ======================






The accompanying notes are an integral part of this statement.









































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1998 and 1997;
(Dollars in Thousands except Earnings per Share)

                                Three Months Ended      Six Months Ended
                               June 30,   June 30,   June 30,   June 30,
                                 1998       1997       1998       1997
Interest income:
    Interest and fees on loans      $361       $313       $702       $631
    Interest on investment securities -
        U.S. government's            300        331        594        608
        State/political sub's         13         13         26         19
    Dividends on equities              3          0          3          0
    Interest on balances from banks    3          0          5          0
    Interest on federal funds         44         14         77         34
                              --------------------------------------------
        Total interest income        724        671      1,407      1,292
Interest expense:
    Interest on deposits            $349       $291       $659       $567
    Stockholder loans                  0          0          0          0
                              --------------------------------------------
        Total interest expense       349        291        659        567
                              --------------------------------------------
Interest inc. before provision       375        380        748        725
Provision for Credit Losses            0          0          0         10
                              --------------------------------------------
    Net interest income              375        380        748        715
                              --------------------------------------------
Other income:
    Service charges deposits          69         65        127        130
    Gain on sale of ORE                0          0          0          0
    Gain on sale of Securities         1          1          2          1
    Other income and charges          26         18         46         41
                              --------------------------------------------
           Total other income         96         84        175        172

Other expenses:
    Salaries/employee benefits       163        155        330        308
    Occupancy expense                 64         56        115        106
    Loss on sale of ORE                0          0          0          0
    Other operating expenses         102        104        193        205
                              --------------------------------------------
        Total other expenses         329        315        638        619
                              --------------------------------------------
    Income before income taxes       142        149        285        268

    Income taxes                      43         46         87         84
                              --------------------------------------------
            Net income               $99       $103       $198       $184

    Earnings per share             $3.54      $3.70      $7.09      $6.59

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 1998 and 1997


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1998         $3,124         $0       $118     $3,242

    Net income six months            198                    -        $198

    Change in Unrealized AFS                               (25)      ($25)
                                   ------     ------     ------     ------

Balances, June 30, 1998            3,322         $0        $93     $3,415
                                   ======     ======     ======     ======



Balances, January 1, 1997         $2,803         $0        $44     $2,847

    Net income six months              0                    -          $0

    Change in Unrealized AFS                                29        $29
                                   ------     ------     ------     ------

Balances, June 30, 1997            2,803         $0        $73     $2,876
                                   ======     ======     ======     ======







The accompanying notes are an integral part of this statement.








TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 1998 and 1997

                                                     June 30,   June 30,
                                                       1998       1997
Cash flows from operating activities:
    Net income                                            $198       $184
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       39         42
        Provision for Credit Losses                          0         10
        (Gain) Loss on Other real estate                     0          0
        (Gain) Loss on sale of securities                   (2)        (1)
        (Inc)dec accrued int receivable                    (42)       (83)
        (Inc) dec other assets                             (68)       (63)
        Inc(dec) accrued interest payable                   20          1
        Inc(dec) other liabilities                          91         84
          Net cash provided by operating            ----------------------
            activities                                     236        174
Cash flows from investing activities:
    Dec(inc) in federal funds                             (950)       600
    Dec(inc) in investment securities                   (2,692)    (1,389)
    Net dec (inc) in loans                              (1,671)      (897)
    Capital expenditures premises & equip                  (64)       (41)
    Proceeds from sale of other real estate                  0          3
                                                    ----------------------
      Net cash used in investing activities             (5,377)    (1,724)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (431)       423
      NOW and MMDA                                         551        671
      Savings deposits                                     272        176
      Time deposits $100,000 and over                    2,746        235
      Other time deposits                                  252        183
      Federal Home Loan Borrowings                       1,830          0
      Increase in federal funds purchased                    0        500
                                                    ----------------------
  Net cash provided by financing activities              5,220      2,188

 Net increase in cash and cash equivalents                  79        638

Cash and cash equivalents, beginning                     1,633      1,476

Cash and cash equivalents, end of period                $1,712     $2,114


Cash paid during the period:

    Interest                                              $639       $566

    Income Taxes                                           $86        $70


The accompanying notes are an integral part of this statement.

















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        June 30, 1998

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 1998. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1998.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.30% and Tier one capital ratio was 7.79% at June 30, 1998. The bank only risk based capital ratio was 18.25% and Tier one capital ratio was 7.76%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 1998, were $34,633 an decrease of $7,738 from December 31, 1997. Loans on which the accrual of interest had been discontinued at June 30, 1998 totalled $24,210 which is down $778 as compared to the amount at December 31, 1997.

We are actively marketing our other real estate owned. At June 30, 1998 other real estate totalled $229,721 which is unchanged from December 31, 1997.

Results of Operations

Net Income.     Our net income for the six (6) months ended June 30, 1998 was
$197,956 up $13,983 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in our net interest income.



Revenue. Our net interest income for the six (6) months ended June 30, 1998 is up $33,077 as compared to the same period in 1997. During the first half of the year we have experienced loan growth that has improved our interest margin. The bank's loan portfolio increased $1,670,902 since the beginning of the year.

Provision for Loan Losses. Our bad debt reserve totalled $176,897 at June 30, 1998 which represents 1.13% of our gross loans. During the first half of 1998, we did not add to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at June 30, 1998.

Other Income. Our other income is up $3,139 when compared to the same period last year. The increase was mostly due to an increase in commission income from the sale of credit life and A&H insurance.

Other Expenses. Other expenses are up $19,087 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1997.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 1998 was $86,814 as compared to $83,662 for the same period last year. The increase in income tax was due to increased income for the current year.

Year 2000 Preparation. We have inventoried our software, hardware and environmental systems. We have identified those products that will need modification or replacement. We have committed to updating our bank application system and are planning for a November 1998 conversion date. We have ordered a new check sorter to replace our current obsolete one and are anticipating an install date of September 1998. We anticipate that the cost of these two products will be depreciated over a five year period and will not be material to the financial statements or operations of Teche Bancshares, Inc.



















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 14, 1998               Alcee J. Durand, Jr.
Date                          President/CEO