Form 10-Q
period 1998-09-30
TECHE BANCSHARES INC
filed 1998-11-13
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1998

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 1998.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 1998 and December 31, 1997
    (Dollars in Thousands)
                                                     Sept. 30, December 31
                                                       1998       1997
            ASSETS
Cash and due from banks                                 $1,746     $1,633
Securities Available for Sale at mkt value              20,976     14,758
Securities Held To Maturity (Market Value
     of $3,510 and $4,498, respectively)                 3,476      4,476
Other securities at cost                                   345        343
Federal funds sold                                       1,325      1,050
Loans, net of allowance for loan losses
     of $168 and $171, respectively)                    16,439     13,707
Bank premises, furniture, and equipment                    679        674
Accrued interest receivable                                378        314
Other real estate owned                                    230        230
Other assets                                               207        120
                                                    ----------------------
Total assets                                           $45,801    $37,305
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              7,152     $6,636
        Interest bearing -
            NOW and MMDA accounts                        6,072      5,523
            Savings                                      3,726      3,592
            Time, $100 and over,                        10,811      7,788
            Other time                                  10,703     10,182
                                                    ----------------------
                Total deposits                          38,464     33,721

Accrued interest payable                                   142        137
Federal Home Loan Borrowings                             3,297          0
Fed Funds Purchased                                          0          0
Other liabilities and accrued expenses                     355        205
                                                    ----------------------
               Total liabilities                        42,258     34,063
Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    2,026      1,719
                                                    ----------------------
                                                         3,450      3,143
    Less:   200 shares of treasury stock                   (19)       (19)
                Allowance for unrealized
                  loss on mkt securities                     0          0
                Market Value Allowance on
                  AFS Bonds                                112        118
                                                    ----------------------
                Total stockholders' equity               3,543      3,242
                                                    ----------------------
Total liabilities and stockholders' equity             $45,801    $37,305
                                                    ======================






The accompanying notes are an integral part of this statement.










































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 1998 and 1997;
(Dollars in Thousands except Earnings per Share)

                                Three Months Ended     Nine Months Ended
                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                 1998       1997       1998       1997
Interest income:
    Interest and fees on loans      $378       $342     $1,080       $973
    Interest on investment securities -
        U.S. government's            295        295        888        903
        State/political sub's         14         13         40         32
    Dividends on equities              3          0          6          0
    Interest on due from banks         3          0          8          0
    Interest on federal funds         34          4        112         38
                              --------------------------------------------
        Total interest income        727        654      2,134      1,946
Interest expense:
    Interest on deposits            $359       $283     $1,018       $850
    Stockholder loans                  0          0          0          0
                              --------------------------------------------
        Total interest expense       359        283      1,018        850
                              --------------------------------------------
Interest inc. before provision       368        371      1,116      1,096
Provision for Credit Losses            0          0          0         10
                              --------------------------------------------
    Net interest income              368        371      1,116      1,086
                              --------------------------------------------
Other income:
    Service charges deposits          65         62        193        192
    Gain on sale of ORE               10          6         10          6
    Gain on sale of Securities         0          1          2          2
    Other income and charges          18         11         64         53
                              --------------------------------------------
           Total other income         93         80        269        253

Other expenses:
    Salaries/employee benefits       160        159        490        467
    Occupancy expense                 56         56        172        161
    Loss on sale of ORE                0          5          0          6
    Other operating expenses         105         95        298        300
                              --------------------------------------------
        Total other expenses         321        315        960        934
                              --------------------------------------------
    Income before income taxes       140        136        425        405

    Income taxes                      31         41        118        126
                              --------------------------------------------
            Net income              $109        $95       $307       $279

    Earnings per share             $3.90      $3.39     $10.99      $9.98

The accompanying notes are an integral part of this statement.






















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 1998 and 1997


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1998         $3,124         $0       $118     $3,242

    Net income nine months           307                    -        $307

    Change in Unrealized AFS                                (6)       ($6)
                                   ------     ------     ------     ------

Balances, September 30, 1998      $3,431         $0       $112     $3,543
                                   ======     ======     ======     ======



Balances, January 1, 1997         $2,803         $0        $44     $2,847

    Net income nine months           279                    -        $279

    Change in Unrealized AFS                                70        $70
                                 -------      ------     ------    -------

Balances, September 30, 1997      $3,082         $0       $114     $3,196
                                 =======      ======     ======    =======







The accompanying notes are an integral part of this statement.










TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 1998 and 1997

                                                     Sept. 30,  Sept. 30,
                                                       1998       1997
Cash flows from operating activities:
    Net income                                            $307       $279
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       62         63
        Provision for Credit Losses                          0         10
        (Gain) Loss on Other real estate                   (10)         0
        (Gain) Loss on sale of securities                   (2)        (2)
        (Inc)dec accrued int recievable                    (64)       (83)
        (Inc) dec other assets                             (87)       (89)
        Inc(dec) accrued interest payable                    4        (14)
        Inc(dec) other liabilities                         151        153
          Net cash provided by operating            ----------------------
            activities                                     361        317
Cash flows from investing activities:
    Dec(inc) in federal funds                             (275)       925
    Dec(inc) in investment securities                   (5,225)       (76)
    Net dec (inc) in loans                              (2,732)    (1,141)
    Capital expenditures premises & equip                  (67)       (51)
    Acquisition of other real estate                         0       (195)
    Proceeds from sale of other real estate                 10          0
                                                    ----------------------
      Net cash used in investing activities             (8,289)      (538)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                      516         56
      NOW and MMDA                                         549       (797)
      Savings deposits                                     135        256
      Time deposits $100,000 and over                    3,023        594
      Other time deposits                                  521       (150)
      Federal Home Loan Borrowings                       3,297          0
      Increase in federal funds purchased                    0        500
                                                    ----------------------
  Net cash provided by financing activities              8,041        459

 Net increase in cash and cash equivalents                 113        238

Cash and cash equivalents, beginning                     1,633      1,476

Cash and cash equivalents, end of period                $1,746     $1,714


Cash paid during the period:

    Interest                                            $1,014       $864

    Income Taxes                                          $129       $105








The accompanying notes are an integral part of this statement.












































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                           September 30, 1998

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 1998. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1998.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.02% and Tier one capital ratio was 7.52% at September 30, 1998. The bank only risk based capital ratio was 17.97% and Tier one capital ratio was 7.50%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 1998, were $133,017 an increase of $90,646 from December 31, 1997. Loans on which the accrual of interest had been discontinued at September 30, 1998 totalled $522 which is down $24,466 as compared to the amount at December 31, 1997.

We are actively marketing our other real estate owned. At September 30, 1998 other real estate totalled $229,720 which is changed $1 from December 31, 1997. We sold one property during the quarter that had a nominal book value.

Results of Operations

Net Income.     Our net income for the nine (9) months ended September 30,
1998 was $306,929 up $28,312 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in our net interest income.



Revenue. Our net interest income for the nine (9) months ended September 30, 1998 is up $30,390 as compared to the same period in 1997. During the first half of the year we have experienced loan growth that has improved our interest margin. The bank's loan portfolio increased $2,731,949 since the beginning of the year.

Provision for Loan Losses. Our bad debt reserve totalled $167,894 at September 30, 1998 which represents 1.01% of our gross loans. During 1998, we did not add to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at September 30, 1998.

Other Income. Our other income is up $16,099 when compared to the same period last year. The improvement was due to an increase in commission income from the sale of credit life and A&H insurance and an increase in service charges on demand deposit accounts attributable to an increase in the volume of accounts .

Other Expenses. Other expenses are up $25,434 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1997.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 1998 was $118,359 as compared to $125,616 for the same period last year. The decrease in income tax was due to the tax benefit accrued from the sale of other real estate.

Year 2000 Preparation. We have inventoried our software, hardware and environmental systems. We have identified those products that need modification or replacement and are in the process of replacing. We have committed to updating our bank application system to one that is year 2000 compliant and are planning for a December 1998 conversion date. We have installed a new check sorter that is year 2000 compliant. The effect of these replacements should not be material to the financial statements or operations of Teche Bancshares, Inc.



















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

November 13, 1998             Alcee J. Durand, Jr.
Date                          President/CEO