Form 10-K
period 1998-12-31
TECHE BANCSHARES INC
filed 1999-03-30
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 1998
                                 or
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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 1998



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 1998                      Parts I, II and IV

Definitive Proxy Statement for the 1998
  Annual Meeting of Shareholders                  Part IV










































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






    In the Bank's general market area there are five other banks and two domestic savings and loan institutions aggressively pursuing loans, deposits and other accounts. Below is a list of banks and savings institutions having offices in St. Martin Parish with their total deposits as of December 31, 1998:

                 Bank                       Thousands of Dollars

Farmers-Merchants Bank and Trust                      $112,397
First Louisiana National Bank                           52,812
Iberia Bank                                             12,431
MidSouth National Bank                                  30,081
St. Martin Bank and Trust                               78,488
Teche Bank and Trust Co.                                38,097
Teche Federal Savings Bank                              25,312

  Total parish bank deposits                          $349,618
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

    The Bank is limited in the amount of dividends they may declare. Prior approval must be obtained from the appropriate regulatory authorities before dividends can be paid by the Bank to Teche Bancshares, Inc. if the amount of adjusted capital, surplus and retained earnings are below defined regulatory limits. The Bank is also restricted from extending credit or making loans to or investments in Teche Bancshares, Inc. and certain other affiliates as defined in the Federal Reserve Act. Furthermore, loans and extensions of credit are subject to certain other collateral requirements.

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

    The table below indicates the Bank's capital measures at December 31, 1998. The bank meets the risk-based capital guidelines at December 31, 1998 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%      17.8%
                                                 =====      =====
  Tier 2                                           - %       .9%
                                                 =====      =====
  Total risk-based capital ratio                  8.0%      18.7%
                                                 =====      =====













Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 1998          1997          1996
              ASSETS            ------        -----         ------

Cash and due from banks        $ 1,794       $ 1,725       $ 1,641
Interest-bearing deposits
  in banks                         135             0             0
Investments securities:
  U. S. Treasury securities         524           903        1,058
  Federal agency securities      20,001        17,465       16,301
  States and political
    subdivisions                  1,218         1,026          420
  Other securities                  346           320           278
                                 ------        ------        ------
    Total investment securities  22,089        19,714        18,057

Federal funds sold                2,486           911         1,315
Loans, net of allowance
  for losses                     15,038        13,365        11,269
Bank premises, and equipment        712           720           713
Accrued interest receivable         320           303           259
Other real estate owned             230           103            84
Other assets                        350           466           351
                              ---------     ---------     ---------
    Total assets                $43,154       $37,307       $33,688
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 6,299       $ 5,709       $ 5,243
    NOW and MMDA accounts         6,465         6,511         5,119
    Savings                       3,718         3,434         3,227
    Time (100,000 and over)      10,177         7,440         6,400
    Other time                   10,504        10,443        10,430
                                 ------        ------        ------
           Total deposits        37,163        33,537        30,419
  Federal funds purchased             3            38            5
  Other borrowed funds            1,957             0            0
  Securities repurchased              0            26            57
  Accrued interest payable          158           141           134
  Notes payable - stockholders        0             0            94
  Other liabilities &
    accrued expense                 507           564           281
                                 ------        ------        ------
     Total liabilities           39,788        34,306        30,990
                                 ------        ------        ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits               1,587         1,222           919
  Paid in capital                   380           380           380
    Total stockholders' equity    3,387         3,022         2,719
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      3,366         3,001         2,698
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $43,154       $37,307       $33,688
                               ========      ========      ========








































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  1998          1997           1996
Interest earning assets:
  Interest-bearing deposits,
    in banks                      $135          $  0       $     0
  Interest earned on interest-
    bearing deposits                 9             0             0
  Yield on interest-bearing
    deposits                       6.7%          0.0%           .0%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $20,524       $18,368       $17,359
  Interest earned on U. S. Treasury
    and federal agency securities 1,190         1,182         1,098
  Yield on U. S. Treasury and
    federal agency securities      5.8%          6.4%          6.3%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                 $1,218          $1,026        $420
  Interest earned on obligations of
    states and political
    subdivisions                     53              45          17
  Yield on obligations of states and
    political subdivisions          4.5%          4.4%         4.1%
                                  ======        ======       ======

  Other securities                 $346          $320         $278
  Interest/dividends earned
    on other securities              15            15            5
  Yield on other securities         4.3%         4.5%          1.9%
                                  ======       ======        ======

  Federal funds sold            $ 2,486       $   911        $1,315
  Interest earned on
    federal funds sold              132            48            69
  Yield on federal funds sold       5.3%         5.3%          5.3%
                                  ======       ======        ======

  Net loans                      $15,038      $13,365       $11,269
  Interest and fees
    earned on net loans            1,483        1,322         1,161
  Yield on net loans                9.9%         9.9%         10.3%
                                  ======       ======        ======

  Total interest earning assets  $39,748       $33,990      $30,641
    Interest earned on total
      interest-earning assets      2,883         2,612        2,351
    Yield on total interest-earning
       assets                       7.3%         7.7%          7.7%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $6,465       $ 6,511       $5,119
  Interest paid on NOW AND MMDA
    accounts                         141           147          115
  Average rate on NOW AND MMDA
    accounts                        2.3%          2.3%         2.2%
                                  ======        ======       ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    1998          1997         1996

  Savings                        $ 3,718       $ 3,434       $3,227
  Interest paid on savings            74            68           64
  Average rate paid on savings      2.0%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $10,177       $ 7,440      $ 6,400
  Interest paid on time deposits,
    $100,000 and over                525           387          330
  Average rate paid on time deposits,
    $100,000 and over               5.2%          5.2%         5.2%
                                  ======        ======       ======

  Other time deposits            $10,503       $10,443      $10,430
  Interest paid on other time
    deposits                         530           526          519
  Average rate paid on other time
    deposits                        5.0%          5.0%         5.0%
                                  ======        ======       ======

  Federal funds purchase           $  3          $ 38          $ 5
  Interest paid on federal funds
    purchased                         -             3            -
  Average rate paid on federal funds
    purchased                       7.6%          6.9%         5.5%
                                  ======        ======       ======

 Other borrowed funds              $1,956        $  -         $  -
  Interest paid on other borrowed
   funds                              114           -            -
 Average rate paid on other
  borrowed funds                      5.8%        0.0%         0.0%
                                   ======       ======       ======

  Securities repurchased           $   -          $ 26         $ 56
  Interest paid on securities
    repurchased                        -              2          3
  Average rate paid on securities
    repurchased                     0.0%          6.5%         5.8%
                                  ======        ======       ======

  Notes payable - stockholders     $   -         $  -        $  94
  Interest paid on notes payable -
    stockholders                       -             -           5


 Average rate paid on notes
    payable - stockholders          0.0%          0.0%         4.9%
                                  ======        ======       ======

      Total interest bearing
        liabilities              $32,823      $27,891       25,332
      Interest paid on total interest
        bearing liabilities        1,384        1,132        1,036
      Average rate on total interest
        bearing liabilities         4.2%         4.1%         4.1%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     3.8%         4.3%        4.3%
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
                                  =====      ====  =====    =====


                                           1997 v. 1998
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                        -         -     9         9
    U. S. Treasury & Federal
      Agency Sec.                   138      (110)  (13)       15
    State and political
      subdivisions                   8          1     -         9
    Federal Funds sold              83          -     -        83
    Net loans                      166          -     -       166
      Total interest earning
        assets                     395      (109)    (4)      282

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts           (1)       (7)     -        (8)
    Savings                          6         -      -         6

    Time deposits, $100,000
      and over                      142         -     -       142
    Other time deposits               3         -     -         3
    Federal funds purchased         (2)         -     -        (2)
    Securities repurchased          (2)        (2)    2        (2)
    Notes payable - stockholder      -          -     -         -
      Total interest-bearing
        liabilities                 146        (9)     2       139

      Increase (decrease) in net
        interest income             249      (100)    (6)      143
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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 1,574    $ 1,574
Int. Bearing deposits
 in banks               74      -        -           -          74
Securities available
  for sale           3,705    9,408     5,220        -      18,334
Securities held
  to maturity        3,785    1,475       324        -       5,583
Other securities       -        -        -          354        354
Federal funds sold   1,500      -        -           -       1,500
Loans                5,959    5,234     5,150        11     16,354
Other assets           -        -         -       1,510      1,510
                 -------   -------   ------     -------    -------
    Total assets $ 15,023   $16,117  $10,694     $3,449    $45,283
                 =======   =======   ======     =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 6,795    $ 6,795
Interest-bearing deposits:
  NOW and MMDA's    2,024    4,720        -          -       6,744
  Savings           1,078    2,515        -          -       3,593
  Time, $100,000
    and over        9,208    1,131        -          -      10,339
  Other time        8,598    2,028        -          -      10,626

  Other borrowed
   funds              119      552       2,589       -       3,260
  Other liabilities     -       -         -         348        348
  Stockholder's equity  -       -         -       3,578      3,578

                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $21,027  $10,946      $2,589  $10,721    $45,283
                  =======  =======     ======   =======    =======
Interest rate
  sensitivity gap $(6,004) $ 5,171      $8,105  $(7,272)
                   ======= =======     ======    =======










































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 1998, 1997 and 1996 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:
                                      1998
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 2,399      $ 17        $ -    $  2,416
  Mortgage-backed
    securities           15,771       152         (5)     15,918
                         ------       ---        ----     ------
      Totals             18,170       169         (5)     18,334


Securities held to maturity:
  U.S. Government
    and Agency
    Securities              206        -           -         206
  State and Municipal
    Securities            1,273         27         -       1,300
Mortgage-backed
    Securities            4,104          7         -       4,111
                        -------      ---        ----      ------
      Totals              5,583         34         -       5,617


Other Securities            354        -           -         354
                        -------      ---        ----      ------
    Totals                  354        -           -         354

      Total securities  $24,107      $203         $ (5)  $24,305
                        =========    ====        =====   ========

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



Investment Portfolio (Continued) -
(in thousands)

Securities held to maturity:
  U.S. Government
    and Agency
    Securities              383       -           -          383
  State and Municipal
    Securities            1,176       18           -       1,194
  Mortgage-backed
    Securities            2,918       16         (13)      2,921
                        -------      ---        ----      ------
      Totals              4,477       34         (13)      4,498


Other Securities            343        -           -         343
                        -------      ---        ----      ------
    Totals                  343        -           -         343

      Total securities   $19,400     $223       $(24)    $19,599
                        =========    ====       =====    =======

                                      1996
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 1,194      $ 2        $ (2)    $ 1,194
  Mortgage-backed
    securities           12,654       95         (29)     12,720
                        -------      ---        ----      ------
      Totals             13,848       97         (31)     13,914


Securities held to maturity:
  U.S. Government
    and Agency
    Securities              687        1          (1)        687
  State and Municipal
    Securities              538        1          (1)        538
  Mortgage-backed
    Securities            3,535       19         (20)      3,534
                        -------      ---        ----      ------
      Totals              4,760       21         (22)      4,759


Other Securities            286        -           -         286
                        -------      ---        ----      ------
    Totals                  286        -           -         286

      Total securities   $18,894     $118        $(53)   $18,959
                        =========    ====        =====   ========


Investment Portfolio (Continued) -

                                        1998
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years


Securities available for sale:
  U.S. Government and
    Agency Securities   $    -     $ 2,416      $ 375      $   -
  Mortgage-backed
    securities           2,748      10,504        864       1,427
                        ------      -----       -----      -----
      Totals             2,748      12,920      1,239       1,427


Securities to be held to maturity:
  U.S. Government and
    Agency Securities      206         -           -          -
  State and municipal
    securities             200         793        280         -
  Mortgage-backed
    securities           3,471         588          -          45
                        ------      -----       -----      -----
      Totals             3,877       1,381        280          45

Other securities             -          -           -         354

  Total                 $6,625    $ 14,301     $1,519      $1,826
                        =======    =======     =======     ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      0.0%        6.0%          6.6%     0.0%
                          ======      ======       ======   =====

  Mortgage-backed
    securities             6.0%        6.7%          6.6%     6.3%
                          ======      ======       ======    =====

Securities to be held to maturity:
  U.S. Government and
  Agency Securities           -         -           -          -
                         ======      ======       ======    ======

  State and municipal
    securities             4.0%        4.5%          4.2%       -
                          ======      ======       ======    ======

 Mortgage-backed
   securities              7.1 %       7.1%           -        1.0%
                          ======      ======       ======    ======

Other securities            -           -            -         4.3%
                          ======      ======       ======    ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.














































Loan Portfolio Information -


Types of Loans:          1998     1997     1996     1995     1994

Real estate loans     $ 7,032  $ 8,474  $ 7,292   $ 5,858  $ 6,710
Commercial and
  industrial loans      7,128    2,560    2,630     2,412    1,779
Personal and
  consumer loans        2,381    2,897    3,006     2,702    2,679
All other loans            33       12       27        24       39
                       ------   ------    -----     -----    -----
  Totals               16,574   13,943   12,955    10,996   11,207
Less: Unearned income     (47)     (65)     (88)      (62)     (59)
      Allowance for
        loan losses      (173)    (171)    (158)     (161)    (180)
                       ------   ------    -----     -----    -----
         Net loans    $16,354  $13,707  $12,709   $10,773  $10,968
                      =======  =======  =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                1998      less     five Years     Ten     Years

Real estate    $7,032    $   747     $1,895      $2,508     $1,882
Commercial and
  industrial    7,128      4,177      2,205         675         71
Personal and
  consumer      2,381      1,233      1,134          14          -
All other          33         33          -           -          -
              --------  --------    -------      ------    ------
    Totals    $16,574    $ 6,190     $5,234      $3,197     $1,953
             ========   ========    =======      ======     ======

All loans due after one year are at predetermined interest rates.
















Non-accrual, Past Due, Restructured and Impaired Loans:
(in thousands)
                                       December 31,   December 31,
                                          1998           1997

Non-accrual loans                         $ 11           $ 25
                                          =====          =====
Restructured loans                        $ -            $  -
                                          =====          =====
Impaired loans                            $ -            $  -
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $ 49           $ 42
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $223,904 as of December 31, 1998.

        At December 31, 1998, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 1998       1997
Balance, beginning of year                      $ 171      $ 158

Provision added to operations                       -         10
                                                  ---        ---
Charge-offs:
  Installment loans                                 -          2
  Commercial loans                                 11          1
                                                  ---        ---
    Total Charge off's                             11          3
Recoveries:
  Installment loans                                 5          1
  Commercial loans                                  8          5
                                                  ---        ---
    Total Recoveries                               13          6

Net allowance activity                              2         13

Balance, end of year                            $ 173      $ 171
                                                =====      =====
Ratio of allowance activity during the period
  to average loans outstanding during the
  period                                         .01%        .10%
                                                =====       =====

     In determining the adjustments charged in operations, management considered the overall risk of loan losses in its loan portfolio, as well as considering the potential losses that might be incurred on specific loans.

     Management does not allocate its allowance for loan loss by asset category; however, in determining the balance of the allowance for loan loss account, management considers the various risks inherent with the Bank's loan portfolio, as well as specific risk of certain loans. The allowance for loan losses is established through a provision for loan losses charged to expenses. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb possible losses on existing loans that may become uncollectible, based on evaluations of the collectibility of loans and prior loan loss experience. The evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans and current economic conditions that may affect the borrower's ability to pay.

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $    -
     Commercial & industrial                      -
     Personal & consumer                          3
     All other loans                              -
                                             ------
     Total                                   $    3
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








Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                1998     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $10,339     $3,016    $2,222      $3,970     $1,131
               ======     ======    ======      ======     ======


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              1998           1997           1996

Return on average assets      0.9%           1.0%           1.0%
                             =====          =====          =====

Return on average equity     11.4%          11.9%          12.1%
                             =====          =====          =====

Dividend payout ratio        10.8%          11.6%          11.6%
                             =====          =====          =====

Equity to asset ratio         7.8%           8.4%           8.0%
                             =====          =====          =====

Capital adequacy ratio        8.3%           9.1%           8.4%
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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 1998.


                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 1998, it is believed that the stock of the Company trades for approximately $80.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 1998, Teche Bancshares, Inc. had approximately 371 stockholders.

    Teche Bancshares, Inc. paid a dividend of $1.50 per share in 1998 and 1997. In 1996, the bank paid $1.35 per share. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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











Item 6. Selected Financial Data
(in thousands except per share)

                1998       1997       1996       1995       1994

Investment
  securities  $24,271   $19,578    $18,961    $17,474    $15,368

Loans          16,354    13,707     12,709     10,773     10,968

Deposits       38,097    33,721     32,375     30,516     29,165

Stockholders
  equity        3,878     3,242      2,847      2,533      1,965

Operating
  revenues      3,247     2,933      2,665      2,551      2,179

Net interest
  income        1,497     1,476      1,310      1,288      1,223

Provision for
  loan losses     -         (10)         -          -         -

Net income        387       363        325        337        246

Earnings
  per share     13.87     12.98      11.65      12.07        8.81

Total assets   45,283    37,305     33,552     33,470      31,816

Cash dividend:
  Per share      1.50      1.50       1.35       1.25        1.25
  Total            42        41         38         35          35




















Item 7.  Managements's Discussion and Analysis of Financial
Condition and Results of Operations

1998 IN REVIEW

Our net income for the years ended December 31, 1998, 1997 and 1996
was $387,395, $362,550, and $325,387, respectively.   Net income
increased $24,845 in 1998 from $362,550 for the year ended 1997. Net income for 1997 increased $37,163 from $325,387 in 1996. Earnings per common share were $13.87 for 1998, $12.98 for 1997, and $11.65 for 1996. Return on average assets and return on equity was .9% and 11.4% for 1998. Return on average assets and return on equity was 1.0% and 11.9% for 1997. For 1996, return on average assets and return on equity was 1.0% and 12.1%.

Highlights for 1998 were as follows:

1. For the year ended 1998, we increased our average total assets by 15.6 percent. Average loans increased 12.5% over the average of 1997. This positive trend marks the seventh consecutive year of asset growth for Teche Bank.

2. This year we were the first bank in the parish and one of only a few in Louisiana, to offer image checking statements. This innovation offers convenience to our customers and enhances our ability to provide superior customer service.

3. During 1998, we converted our main application computer software to a year 2000 ready version provided by our software vendor. The successful conversion was the culmination of five months of planning and work.

4. After three years of operations, our Coteau office continues to be a thriving source of growth and profitability for the bank. We have once again exceeded our projections and expectations for this office and are excited about the future of this location.

EARNINGS ANALYSIS

Net interest Income

The largest source of operating revenue for the Company is net interest income. Net interest income represents the difference between total interest income earned on earning assets and total interest expense paid on interest-bearing liabilities. The amount of interest income is dependent upon many factors including the volume and mix of earning assets, the general level of interest rates and the dynamics of changes in interest rates. The cost of funds necessary to support earning assets varies with the volume and mix of interest-bearing liabilities and the rates paid to attract and retain such funds.

During the year ended 1998, we borrowed $3,300,000 in amortizing advances from the Federal Home Loan Bank. These fixed rate advances were used to offset fixed rate loans that were made over the last several years. These funds give us the ability to extend the maturities of our liabilities to better match our liabilities with our long-term assets. The average rate obtained on all advances borrowed was 5.61%.

Net interest income was $1,496,636 in 1998, compared to $1,466,454 in 1997. This change represents an increase of $30,182 over the previous year. We were able to increase our net interest income for the year ended 1998 because of growth in the bank's total loans and investments.

Net interest income was $1,466,454 in 1997, compared to $1,309,536 in 1996 an increase of $156,918 over the previous year. We were able to increase our net interest income for the year ended 1997 as the result of growth in the bank's total loans.

Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. During 1998, no addition was made to our reserve for loan losses. During 1997, we added $9,999 to our reserve for loan losses.
During 1996 we maintained our reserve for loan loss account at a level that was adequate without making any additions to the provision account. The allowance for loan loss at December 1998 was $172,802 or 1.05% of gross loans.

Other Income

Other income was $363,528 for 1998 as compared to $321,136 in 1997. The increase in other income was mostly due to reductions in the amount of deposit account charge-offs, an increase in income from service charges on demand deposit accounts and a book gain from the sale of other real estate owned.

Other income was $321,136 for 1997 as compared to $314,406 in 1996. The majority of the change in other income was due to an increase in commissions on credit life insurance.

Other Expenses

Other expenses were $1,311,240 for 1998 compared to $1,268,905 in 1997. The increase in other expense was the result of increases in salaries and employee benefits, occupancy expenses, data processing expenses and other real estate expenses. Salaries and employee benefits increased due to compensation increases made at the end of 1997. The increase in occupancy expenses and data processing expenses was due to depreciation and maintenance on the purchase of a new check sorter and image capture system in the fourth quarter of 1998. Other real estate expenses increased due to the maintenance of a commercial building that we owned for the entire year of 1998.

Other expenses were $1,268,905 for 1997 compared to $1,160,908 in 1996. The increase in other expense was the result of increases in salaries and employee benefits, and other operating expenses. Salaries and benefits expense increased due to compensation increases made at the end of 1996. Other operating expenses increased due to increases in directors fees, correspondent bank charges and a provision to charge down other real estate owned.

Investments

During the first quarter of 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (FAS 115). This pronouncement provides guidance regarding the appropriate classification of debt and equity securities in a company's balance sheet and also provides for the recognition of unrealized holding gains and losses as a result of changes in the fair value of securities available for sale. The carrying value of securities held to maturity continues to be amortized cost. Securities available for sale are now carried at their estimated fair value in accordance with FAS 115.

The carrying value of securities available for sale at the end of 1998 was adjusted upward $163,841 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $33,797 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 1997 was adjusted upward by $178,374 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $21,410 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

Loans

At December 31, 1998, loans, net of allowance for loan losses and unearned discount, were $16,353,968. This was an increase of $2,647,104 over $13,706,864 at the end of 1997. Average loans during the year 1998 were $15,037,962 up approximately $1,673,012 from 1997.

Loans, net of allowance for loan losses and unearned discount, were $13,706,864 at December 31, 1997. Net loans increased $997,962 from $12,708,902 at the end of 1996. Average loans during the year 1997 were $13,364,950 up approximately $2,096,344 from 1996.


FINANCIAL CONDITION ANALYSIS

Deposits

At December 31, 1998 total deposits were $38,097,084 an increase of $4,376,456 over that of the prior year end balance. Average deposits for the year ended 1998 were $37,162,877 as compared to $33,537,170 in 1997. Average deposits are up due to growth in our local economy and growth from some of our larger depositors.

At December 31, 1997 total deposits were $33,720,628 an increase of $1,345,085. Average deposits for the year ended 1997 were $33,537,170 as compared to $30,418,843 in 1996. Average deposits are up due to the growth of the Coteau Branch, and growth attributed to the offering of our ATM's, Voice line and Saturday Banking services. We did not have as much public fund deposits this year as we had in the prior year.
Time deposits of $100,000 and greater were $10,339,041 at the end of 1998, an increase of $2,551,311 over that of the prior year.
The increase was due to increases in Public Funds from bids won during the year and from growth from several of our larger depositors. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. We continue to hold $1,000,000 in jumbo certificates from the State of Louisiana that were added in 1994. Rates on these funds are still attractive compared to alternatives for funding.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 1998, nonperforming assets were $240,276, a decrease of $14,433 from 1997. As of December 31, 1997, nonperforming assets were $254,709, a decrease of $39,353 from 1996. Nonaccrual loans at December 31, 1998, 1997 and 1996 were $10,556, $24,988, and $238,843, respectively. Other real estate owned was $229,720, $229,721 and $55,219 at December 31, 1998, 1997 and 1996, respectively. The improvement in nonperforming assets was accomplished through the reduction in non-accrual loans. Additionally, we sold one piece of other real estate for $10,000 that was being carried on our books at $1.
This transaction provided us with a book gain of $9,999 and a tax loss of $23,621.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $223,904 and $230,951 at December 31, 1998 and 1997, respectively.

Capital and Dividends

The Company's risk based capital ratios at December 31, 1998 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 7.9% and risk based capital was 18.7%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 7.9% at December 31, 1998. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company.
During 1998 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $41,887 which was paid to stockholders in the form of a dividend.

Fourth Quarter Results

Net income for the fourth quarter of 1998, 1997, and 1996 was $80,466, $83,933, and $101,262, respectively. The decrease in income for the quarter was mostly due to depreciation and expenses associated with the conversion of our computer software and installation of our new check sorter and image system. Income before income tax for the quarter ended December 31, 1998 was $123,636 as compared to $114,452 for the same quarter ended 1997.

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

We have inventoried our software, hardware and environmental systems. We have identified those critical systems that needed modification in our business and remediated the affected programs. We have replaced our check sorter with a new check sorter and image system. We have updated our main application computer software to one provided by our software vendor that is year 2000 ready. We have performed testing on all critical systems and have determined that they are year 2000 ready. The total expenditures associated with the purchase of the new check sorter and the conversion of our main application software were $236,000. These expenditures were capital in nature and will be depreciated over a five year period. We anticipate that the further expenditures necessary to become year 2000 ready will be approximately $10,000. These expenditures will be primarily for new personal computers and software associated with non-critical ancillary systems.

We have considered the effect of the year 2000 on our major customers. We are maintaining a list of major customers and monitoring their progress. We will be considering the progress of our major customers in our calculation of the reserve for loan loss throughout the year 1999.

We are in the process of preparing a contingency plan for dealing with possible worst case scenarios. This plan should be complete by June 30, 1999 and will be continually updated from that date to year end.



Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 29 to 63.


























                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 1998 and 1997






































                           TABLE OF CONTENTS




Page

INDEPENDENT AUDITOR'S REPORT                                    1


FINANCIAL STATEMENTS
  Consolidated balance sheets                                   2
  Consolidated statements of income                             3
  Consolidated statements of changes in stockholders' equity    4
  Consolidated statements of cash flows                         5
  Notes to consolidated financial statements                 6-29

SUPPLEMENTARY INFORMATION

  Consolidated schedules of other operating expenses            31
  Consolidating schedules -
    Consolidating balance sheet                                 33
    Consolidating statement of income                           34
    Consolidating statement of cash flows                       35
















                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary information contained on pages 30-35 is presented for purposes of additional analysis and, although not required for a fair presentation of consolidated financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the audits of the consolidated financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the consolidated financial statements taken as a whole.


                      Kolder, Champagne, Slaven, & Rainey, LLC
                      A Corporation of Certified Public Accountants Breaux Bridge, Louisiana
January 19, 1999




                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 1998 and 1997
                           (in thousands)


                                              1998          1997
                                   ASSETS

Cash and due from banks                     $ 1,574       $ 1,629
Interest bearing deposits w/banks                74             3
Securities available for sale                18,333        14,758
Securities to be held to maturity             5,583         4,477
Other securities                                354           343
Federal funds sold                            1,500         1,050
Loans, net of allowance for loan losses
  and unearned discount on loans             16,354        13,707
Bank premises, furniture,
  fixtures and equipment                        808           674
Accrued interest receivable                     357           314
Other real estate owned                         230           230
Other assets                                    116           120
                                          ---------     ---------
           Total assets                     $45,283       $37,305
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 6,795      $ 6,637
    Interest bearing -
      NOW and MMDA accounts                    6,744        5,523
      Savings                                  3,593        3,591
      Time, $100,000 and over                 10,339        7,788
      Other time                              10,626       10,182
                                           ---------     --------
           Total deposits                     38,097       33,721

  Accrued interest payable                       164          137
  Other borrowed funds                         3,260            0
  Other liabilities and accrued expenses         184          205
                                           ---------     --------
           Total liabilities                  41,705       34,063

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            2,064        1,719
  Less:  200 shares
           of treasury stock                     (19)         (19)
         Accumulated other
           comprehensive income                  108          117
                                           ---------     --------
           Total stockholders' equity          3,578        3,242

           Total liabilities and
             stockholders' equity            $45,283      $37,305
                                          ===========   ==========


The accompanying notes are an integral part of this statement.










































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 1998, 1997 and 1996



                                    1998         1997         1996

INTEREST INCOME
  Interest and fees on loans       $1,483      $1,322       $1,162
  Interest on investment securities:
    Interest on securities
      available for sale              913         894          791
    Interest on securities
      to be held to maturity          277         288          307
    Obligations of state and
      political subdivisions           54          45           17
    Interest and dividends
      on other securities              15          15            5
  Interest on federal funds sold      132          48           69
  Interest on deposits in banks         9           -            -
                                    -----       -----        -----
      Total interest income         2,883       2,612        2,351

INTEREST EXPENSE
  Interest on deposits              1,269       1,127        1,028
  Federal funds purchased               -           3            1
  Interest on borrowed funds          114           -            -
  Interest on securities repurchased    -           2            3
  Other interest                        3           4            5
  Stockholder loans                     -           -            4
                                    -----       -----        -----
      Total interest expense        1,386       1,136        1,041

      Net interest income before
        recovery of possible
        loan losses                 1,497        1,476       1,310

PROVISION FOR POSSIBLE LOAN LOSSES      -         (10)           -
                                    -----        -----       -----
      Net interest income after
        recovery of possible
        loan losses                 1,497        1,466       1,310

OTHER INCOME
  Service charges on
    deposit accounts                  272          258         256
  Commissions income                   34           30          21
  ATM income                           13           10           9
  Net gain on security transactions     2            2           4
  Net other real estate gain           10            -           -
  Other operating revenue              32           21          24
                                    -----        -----       -----
      Total other income              363          321         314

      Income before other expenses  1,860        1,787       1,624

OTHER EXPENSES
  Salaries and employee benefits      677          645         600
  Occupancy expenses                  194          184         187
  Furniture and equipment expenses     36           35          35
  Data processing expenses             39           33          34
  Net other real estate expense        10            3           1
  Other operating expenses            355          368         304
                                    -----        -----       -----
      Total other expenses          1,311        1,268       1,161

      Income before income taxes      549          519         463

INCOME TAXES BENEFIT (EXPENSE)       (162)        (156)       (138)
                                    -----       ------       -----
      Net Income                   $  387       $  363      $  325
                                  =======      =======     =======
      Net income per share
         of common stock           $13.87       $12.98      $11.65
                                  =======      =======     =======

      Average shares outstanding   27,925       27,925      27,925
                                  =======      =======     =======

The accompanying notes are an integral part of this statement.


























               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 1998, 1997 and 1996
                        (in thousands)

                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $1,405      $1,110        17        $2,532

  Net income                 -         325         -           325

  Other Comprehensive Income,
    Net of income tax of $23

    Unrealized gain on securities,
      net of reclassification
      adjustment of $0       -          -          27           27
                        -------      -----      ------      -------
  Total Comprehensive Income -         325         27          352

  Cash Dividend,
    $1.35 per share          -         (37)         -          (37)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1996     $1,405       $1,398      $ 44        $2,847
                        -------      -----      ------      -------

  Net income                 -          363         -           363

  Other Comprehensive Income,
    Net of income tax of $61

    Unrealized gain on securities,
      net of reclassification
      adjustment of $0       -           -         73           73
                        -------      -----      ------      -------
  Total Comprehensive Income -         363         73          436

  Cash Dividend,
    $1.50 per share          -         (41)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1997     $1,405      $1,720       $117        $3,242
                        -------      -----      ------      -------

  Net income                 -         387          -           387

  Other Comprehensive Income,
    Net of income tax of $56

    Unrealized gain on securities,
      net of reclassification
      adjustment of $1       -           -        (10)         (10)
                        -------      -----      ------      -------
  Total Comprehensive Income -         387        (10)          377

  Cash Dividend,
    $1.50 per share          -         (41)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1998     $1,405      $2,066       $107        $3,578
                        ======       =====      ======      =======

The accompanying notes are an integral part of this statement.




               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 1998, 1997 and 1996


                                     1998       1997       1996

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 387      $ 363      $ 325
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment         89         85         85
      (Gain) loss on other
        real estate owned             (9)          -          3
      (Increase) decrease in:
        other assets                    4         21         39
        accrued interest receivable   (43)       (45)         1
        accrued interest payable        9          2         24
        other liabilities             (4)         10         21
                                     -----      -----      -----
         Net cash provided
           by operating activities    433        436        498
                                     -----      -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks                 (71)       (3)          -
  (Increase) decrease in
    federal funds sold               (450)       175       1,575
  Proceeds from sales of
    securities available for sale    1,200       400         800
  Proceeds from maturities of
    securities available for sale    8,361       250        1,925
  Proceeds from maturities of
    securities held to maturity      4,776      6,718       5,830
  Purchases of securities
    to be held to maturity          (4,625)    (2,953)     (3,023)
  Purchases of securities
    available for sale             (14,415)    (4,949)     (6,976)
  Net (increase) decrease
    in loans                        (2,647)      (998)     (1,936)
  Capital expenditures for
    bank premises and equipment       (223)       (51)        (48)
  (Increase) decrease in
    other real estate owned              1       (175)         52
  Proceeds from the sale of
    other real estate owned             10          -           -
                                      -----      -----      -----
      Net cash provided by
       (used in)investing
       activities                   (8,083)    (1,586)    (1,801)
                                    -------    -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                   159         962        393
    NOW and MMDA                    1,220        (506)      (770)
    Savings deposits                    2         335         55
    Time deposits, >= $100,000      1,451         727      1,806
    Other time deposits             1,544        (172)       375
  Proceeds from long-term debt      3,325           -          -
  Repayment of long-term debt         (65)          -          -
  Dividends paid                      (41)        (42)       (37)
  Decrease in notes
    payable - stockholders              -           -       (151)
                                     -----      -----       -----
      Net cash provided by
        financing activities         7,595      1,304       1,671
                                   -------     ------       -----

      Net increase (decrease) in
        cash and cash equivalents     (55)        154        368

CASH AND CASH EQUIVALENTS,
  beginning of year                 1,630      1,476      1,108

CASH AND CASH EQUIVALENTS,
  end of year                     $ 1,575    $ 1,630    $ 1,476
                                  =======    =======    =======

CASH PAID DURING THE YEAR

  Interest                        $1,377     $ 1,133    $ 1,017
                                  ======     =======    =======
  Income taxes                    $  204     $   170    $   117
                                  ======     =======    =======

The accompanying notes are an integral part of this statement.

           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 1998, 1997 and 1996, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

            The City of St. Martinville and the Coteau Community are both located in the south central part of Louisiana. The Bank's primary market area is the City of St.
          Martinville and its general market area is St. Martin
          Parish, Louisiana.

    C.   Use of Estimates

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    D.   Accounting Changes

            During 1998, the Bank adopted Financial Accounting Standards Board (FASB) Statements No. 128, Earnings per Share, and Statement No. 131, Reporting Comprehensive Income. Both of these Statements require restatement; however, the Statements only affect the presentation of information and have no effect on net income or on retained earnings.

    E.   Basis of Accounting

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and in conformity with practices within the banking industry.

    F.   Cash and Cash Equivalents

            For the purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks". Cash, cash equivalents and due from banks at December 31 included the following:

                              1998         1997         1996
         Cash and due
           from banks        $1,574       $1,630       $1,476
                           ==========   ==========   ==========

            The Bank maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Bank had deposits at institutions and agency federal funds exceeding the insured amount by approximately $1,339,000.

     G.   Investment Securities

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

               At December 31, 1998 and 1997, the Bank did not own any trading securities.

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

               Unrealized holding gains and losses, net of tax, on available for sale securities are reported as a net amount in other comprehensive income.

               Declines in the fair value of individual held-to-maturity securities below their costs that are other than temporary result in write-downs of the individual securities to their fair value. The related write-downs will be included in earnings as realized losses.

               Premiums and discounts are recognized in interest income using the interest method over the period to maturity.

               Gains and losses on the sale of securities available for sale are determined using the specific-identification method.

     H.   Loans, Allowance for Loan Losses and Interest Income

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

     I.   Loan Origination Fees and Costs

               The Bank charges minimal loan fees and direct origination costs. These charges are recognized as income at the time the loan is made.

     J.   Bank Premises, Furniture, Fixtures and Equipment

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

     K.   Other Real Estate Owned

               Real estate properties acquired through or in lieu of loan foreclosure are initially recorded at the lower of the Bank's carrying amount or fair value less estimated selling cost at the date of foreclosure. Any write-downs based on the asset's fair value at the date of acquisition are charged to the allowance for loan losses. After foreclosure, these assets are carried at the lower of their new cost basis or fair value less cost to sell. Costs of significant property improvements are capitalized, whereas costs related to holding property are expensed as well as any interest costs. Valuations are periodically performed by management, and any subsequent write-downs are recorded as a charge to operations, if necessary, to reduce the carrying value of a property to the lower of its cost or fair value less cost to sell.

     L.   Income Taxes

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

     M.   Post-Retirement Health Care and Life Insurance Benefits

               The Bank does not pay the costs of providing continuing health care and life insurance benefits for its retired employees.

     N.   Compensated Absences

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

     O.   Financial Instruments

               In the ordinary course of business the Bank has entered into off balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they become payable.

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

               Other borrowed funds - The fair value of the Bank's other borrowed funds was estimated using discounted cash flow analyses based on the Bank's current incremental borrowing rates for similar types of borrowing arrangements.

               Other liabilities - The carrying amounts of other liabilities approximate their fair values.

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

     (in thousands)
     Securities available for sale:
       December 31, 1998 -
         U.S. Government and
           agency securities  $ 2,399    $17       $  -    $ 2,416
         Mortgage-backed
           securities          15,770    152        (5)     15,918
                              -------    ---      ------   -------
                              $18,170   $169       $(5)    $18,334
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 1997 -
         U.S. Government and
           agency securities  $ 3,322    $35      $  (1)   $ 3,356
         Mortgage-backed
           securities          11,258    154        (10)    11,402
                              -------    ---      ------   -------
                              $14,580   $189       $(11)   $14,758
                              =======    ===      ======   =======

     (in thousands)
     Securities to be held to maturity:
       December 31, 1998 -
         U.S. Government and
           agency securities    $ 206    $ -       $  -      $ 206
         State and municipal
           securities           1,273     27          -      1,300
         Mortgage-backed
           securities           4,104      7          -      4,111
                              -------    ---      ------   -------
                              $ 5,583    $34      $   -    $ 5,617
                              =======    ===      ======   =======

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
                              =======    ===      ======   =======

          Investment securities carried at approximately $4,789,000 at December 31, 1998 and $4,447,750 at December 31, 1997 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                                    1998    1997
     Gross realized gains:
       Mortgage backed securities                    $ 1    $  2
       Other securities                                -       2
                                                     ---    ----
         Total realized gains                        $ 1    $  4
                                                     ===    ====

     Gross realized losses:
       U.S. government & agency securities           $ -    $  -
       Mortgage-backed securities                      -       -
       Other securities                                -       -
                                                     ---    ----
         Total realized losses                       $ -    $  -
                                                     ===    ====


          The maturities of debt securities at December 31, 1998 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $3,877  $3,883    $ 2,721  $ 2,748
     Due from one to five
        years                    1,381   1,409     12,813   12,920
     Due from five to ten
        years                      280     284      1,222    1,239
     Due after ten years            45      41      1,414    1,427
                                ------  ------    -------  -------
                                $5,583  $5,617    $18,170  $18,334
                                ======  ======    =======  =======

          For purposes of the maturity table, mortgage-backed securities, which are not due at a single maturity date, have been allocated over maturity groupings based on the weighted-average contractual maturities of underlying collateral. The mortgage-backed securities may mature earlier than their weighted-average contractual maturities because of principal prepayments.

 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      1998             1997
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               2,040  $204,000   1,926 $192,600
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $354,000         $342,600
                                        ========         ========

          These securities are valued at cost. The stock in Federal Home Loan Bank of Dallas is considered to be a restricted security and is required to be maintained.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                1998        1997

     Real estate loans                        $ 7,032     $ 8,474
     Commercial and industrial loans            7,128       2,560
     Personal and consumer loans                2,381       2,897
     All other loans (including overdrafts)        33          12
                                              -------     -------
                                               16,574      13,943
     Less:  Unearned discount                     (47)        (65)
            Allowance for loan losses            (173)       (171)
                                              -------     -------
              Loans, net                      $16,354     $13,707
                                              =======     =======

          Concentrations of credit risk arising from financial instruments exist in relation to certain groups of customers. A group concentration arises when a number of counterparties have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Bank does not have a significant exposure to any individual customer or counterparty. A geographic concentration arises because the Bank operates primarily in the south central part of Louisiana. The Bank also has a concentration in real estate loans.

          The amount of credit risk (which approximates carrying value) represents the maximum accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted and any collateral or security proved to be of no value. The bank has experienced little difficulty in accessing collateral (described in Note
     16) when required.

          Loans on which the accrual of interest has been discontinued or reduced amounted to $10,556 and $24,988 at December 31, 1998 and 1997, respectively. If interest on those loans had been accrued, such income would have approximated $1,135, $2,250 and $24,801 for 1998, 1997 and 1996
     respectively. The Bank did not recognize any interest income on nonaccrual loans during 1998.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       1998     1997     1996

     Balance, beginning of period      $171     $158     $161
       Provision added to operations      -       10        -
       Loans charged off                (11)      (3)      (9)
       Recoveries                        13        6        6
                                       ----     ----     ----
     Balance, end of period            $173     $171     $158
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 1998 is sufficient to cover any possible loan losses.

 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 1998 and 1997:
     (in thousands)
                                                1998      1997

     Land                                      $ 266     $ 266
     Bank buildings and improvements             768       761
     Furniture, fixtures and equipment           750       635
                                               -----     -----
                                               1,784     1,662
                                               =====     =====
     Accumulated depreciation
       and amortization                         (977)     (988)
                                               -----     -----
                                               $ 808     $ 674
                                               =====     =====

          Depreciation expense for the periods ended December 31, 1998, 1997 and 1996, amounted to $89,314, $85,413, and
     $84,826, respectively.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 1998 and 1997 is composed of the following:
     (in thousands)
                                                 1998       1997

     Other real estate owned,
       acquisition value                        $ 230       $ 263
     Less:  Allowance for other
              real estate losses                    -         (33)
                                                -----       -----
              Net value                         $ 230       $ 230
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           1998    1997    1996

     Balances, beginning of period        $  33   $  13   $  38
       Provision charged to operations        -      20       -
       Sales of properties                  (33)      -     (25)
                                          -----   -----   -----
     Balances, end of period              $   -   $  33   $  13
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo time deposits, each with a minimum denomination of $100,000, was approximately $10,339,041 and $7,787,730 in 1998 and 1997 respectively.

          At December 31, 1998, the scheduled maturities of time deposits are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          1999                                   $17,806
          2000                                     2,488
          2001                                       597
          2002                                        51
          2003 and thereafter                         23
                                                  ------
                                                 $20,965
                                                  ======
          Members of the board of directors had $3,448,827 of deposits at December 31, 1998.

 (8) Other Borrowed Funds

          Teche Bank has borrowed monies from the Federal Home Loan Bank of Dallas (FHLB) in the form of (5) advances. All advances are secured by approximately $3,300,000 of mortgage loans and mortgage-backed securities. At December 31, 1998, the Bank had approximately $831,000 of unused lines of credit with FHLB to be drawn upon as needed.

                                         1998         1997
   (in thousands)

    Note payable to FHLB, fixed
      interest at 5.82%, payable
      in equal monthly installments
      of $5 through March 1, 2008        $ 472         $  -

    Note payable to FHLB, fixed
      interest at 5.93%, payable
      in equal monthly installments
      of $3 through February 1, 2008
      with a balloon payment of $421
      payable on February 20, 2008         495            -

    Note payable to FHLB, fixed
      interest at 5.93%, payable
      in equal monthly installments
      of $7 through March 1, 2013          799            -

    Note payable to FHLB, fixed
      interest at 5.45%, payable
      in equal monthly installments
      of $6 through September 1, 2013
      with a balloon payment of $699
      payable on September 23, 2013        998            -

    Note payable to FHLB, fixed
      interest at 5.26%, payable
      in equal monthly installments
      of $4 through October 1, 2013        496            -
                                        ------         ------
                                        $3,260         $  -
                                        ======         ======

    Following are maturities of long-term debt:
      (in thousands)
                                                      Amount

      1999                                            $  119
      2000                                               126
      2001                                               134
      2002                                               142
      2003                                               150
      2004 - 2008                                      1,251
      2009 - 2013                                      1,338
                                                      ------
                                                       3,260
                                                      ======

 (9) Contingent Liabilities and Commitments

     A. The consolidated financial statements do not reflect various commitments and contingent liabilities which arise in the normal course of business and which involve elements of credit risk, interest rate risk and liquidity risk. These commitments and contingent liabilities are described in Note 16 - Financial Instruments.

     B. The Bank is not involved as a defendant in any legal actions arising from normal business activities.

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

(11) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 1998, 1997 and 1996 are as follows:
                                           (in thousands)
                                        1998     1997     1996

          Income taxes currently payable:
            Federal                    $ 154   $ 171   $  128

          Deferred tax asset (liability) due
            to timing differences          8     (15)      10
                                       -----     ----    -----
          Total income tax expense     $ 162   $ 156    $ 138
                                       =====    =====    =====

          The effective tax rate of 29.3 percent in 1998, 30.2 percent in 1997, and 29.7 percent in 1996 differ from the statutory rate of 34 percent principally because of temporary differences between tax purposes and financial reporting purposes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        1998       1997      1996

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%
     Temporary differences giving rise
       to deferred tax amounts           1.3       (2.8)      2.1
     Temporary difference recognized
       this year                        (1.6)         -     (10.1)
     Other                              (4.4)      (1.0)      3.7
                                        -----      -----     -----

     Income tax expense-effective rate  29.3%      30.2%     29.7%
                                        =====      =====     =====

          Temporary differences giving rise to the deferred tax amounts consist primarily of the excess of allowance for loan losses for tax purposes over the amount for financial reporting purposes and the excess of accumulated depreciation for tax purposes over accumulated depreciation for financial reporting purposes.

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 1998      1997

          Deferred tax asset                    $   -     $  11
          Deferred tax liability                 (155)     (164)
                                                -----     -----
            Net deferred tax asset (liability)  $(155)    $(153)
                                                 =====     =====
(12) Net income per share of common stock

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 1998, 1997 and 1996.

(13) Pension Plan

          The Bank has a non-contributory, money-purchase pension plan that covers any employee that has completed one (1) year of service and has attained age 21. Pension costs include certain service costs, which are accrued and funded currently. Pension expenses charged to operations in 1998, 1997 and 1996 were $59,353, $44,038, and $42,614, respectively.

(14) Related Party Transactions

     A. At December 31, 1998 and 1997, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,137,211 and $1,432,691, respectively. These loans were made at prevailing interest rates.

     B. The Bank had notes payable to stockholders in the aggregate amount of $150,836 at December 31, 1995. The notes were paid out during the year ended December 31, 1996. Accordingly there was no interest expense during the year ended December 31, 1997 or December 31, 1998. The note accrued interest at a rate of 5% of principal and accrued interest. Interest expense of $4,636 was incurred during 1996.

     C. The Bank leases an automobile from one of the directors in the amount of approximately $6,000 per year.

     D. The Bank paid director fees to members of the board of directors in the amount of $70,400, $55,600, and $42,900 for 1998, 1997 and 1996, respectively.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1998, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes have changed the institution's category.


          The Bank's actual capital amounts and ratios are also presented in the table.

                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 1998:
     Total Capital
       (to risk weighted
          assets)
          $3,685    18.7%     $1,574    >=8%      $1,967    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $3,512    17.8%     $  787    >=4%      $ 1,180   >= 6%

     Tier I Capital
         (to average
            assets
          $3,512     7.9%     $1,805    >=4%      $2,256    >= 5%

     As of December 31, 1997:
     Total Capital
       (to risk weighted
          assets)
          $3,296    19.4%     $1,358    >=8%      $1,698    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $3,124    18.4%     $  679    >=4%      $1,019    >= 6%

     Tier I Capital
         (to average
            assets
          $3,124     8.4%     $1,492    >=4%      $1,865    >= 5%


(16) Financial Instruments

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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 1998, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $2,279,481, summarized as follows: (in thousands)

          Commitments to extend credit           $  2,156
          Credit Card arrangements                     -
          Standby letters of credit                   123
                                                 --------
                                                 $  2,279
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

          Commitments to extend credit, credit card arrangements, and standby letters of credit all include exposure to some credit loss in the event of nonperformance by the customer. The Bank's credit policies and procedures for credit commitments and financial guarantees are the same as those for extensions of credit that are recorded on the consolidated balance sheets. The Bank does not anticipate any material losses as a result of the contingent liabilities and commitments.

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 1998:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 3,149      $ 3,149
       Securities available for sale          18,334       18,334
       Securities to be held to maturity       5,583        5,617
       Loans                                  16,354       16,253
       Accrued interest receivable               357          357

     Financial liabilities:
       Deposit liabilities                    38,097       38,135
       Accrued interest payable                  164          164
       Other borrowed funds                    3,260        3,267
       Other liabilities                         184          184

     Off balance sheet instruments:
       Commitments to extend credit                -        2,156
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          123

     December 31, 1997:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 2,683      $ 2,683
       Securities available for sale          14,759       14,759
       Securities to be held to maturity       4,477        4,498
       Loans                                  13,708       13,622
       Accrued interest receivable               314          314

     Financial liabilities:
       Deposit liabilities                    33,721       33,754
       Accrued interest payable                  137          137
       Other liabilities                         205          205

     Off balance sheet instruments:
       Commitments to extend credit                -        1,273
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          205



(17) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 1998 and 1997
                           (in thousands)

                                                 1998       1997
                          ASSETS

      Current assets:
        Cash                                     $  1         $  1
        Investment in Teche Bank & Trust Co.    3,568        3,232
        Other assets                                9            9
                                                -----        -----
            Total assets                       $3,578       $3,242
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                        $ -          $ -
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       2,064        1,719
      Treasury stock                              (19)         (19)
      Accumulated other comprehensive income      108          117
                                                -----        -----
            Total stockholders' equity          3,578        3,242
                                                -----        -----
            Total liabilities and
              stockholders' equity             $3,578       $3,242
                                               ======       ======

                        STATEMENTS OF INCOME
            Years Ended December 31, 1998, 1997 and 1996
                          (in thousands)
                                            1998    1997    1996

    Income:
      Income from subsidiary                $345    $321    $136
      Interest and dividends on corporate
        securities                            42      42     193
      Other income                             1       1       2
                                             ---     ---     ---
          Total income                       388     364     331
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       -       -
      FDIC and state assessments               1       1       1
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            -       -       5
                                             ---     ---     ---
          Total operating expenses             1       1       6
                                             ---     ---     ---
          Net income                        $387    $363    $325
                                            ====    ====    ====



















            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 1998, 1997 and 1996
                         (in thousands)
                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1995     $1,405      $1,110        17        $2,532

  Net income                 -         325         -           325

  Other Comprehensive Income,
    Net of income tax of $23

    Unrealized gain on securities,
      net of reclassification
      adjustment of $0       -          -          27           27
                        -------      -----      ------      -------
  Total Comprehensive Income -         325         27          352

  Cash Dividend,
    $1.35 per share          -         (37)         -          (37)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1996     $1,405       $1,398      $ 44        $2,847
                        -------      -----      ------      -------

  Net income                 -          363         -           363

  Other Comprehensive Income,
    Net of income tax of $61

    Unrealized gain on securities,
      net of reclassification
      adjustment of $0       -           -         73           73
                        -------      -----      ------      -------
  Total Comprehensive Income -         363         73          436

  Cash Dividend,
    $1.50 per share          -         (41)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1997     $1,405      $1,720       $117        $3,242
                        -------      -----      ------      -------

  Net income                 -         387          -           387

  Other Comprehensive Income,
    Net of income tax of $56

    Unrealized gain on securities,
      net of reclassification
      adjustment of $1       -           -        (10)         (10)
                        -------      -----      ------      -------
  Total Comprehensive Income -         387        (10)          377

  Cash Dividend,
    $1.50 per share          -         (41)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1998     $1,405      $2,066       $107        $3,578
                        ======       =====      ======      =======


                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1998, 1997 and 1996
                           (in thousands)
                                       1998       1997       1996


    Cash flows from operating activities:
      Net income                      $ 387      $ 363      $ 325
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (345)      (321)      (136)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets               (1)        (1)        (2)
              Accrued interest payable    -          -          -
                                       ----       ----       -----
                Net cash provided by operating
                  activities             41         41        187
                                       ----       ----       ----

    Cash flows from financing activities:
      Dividends paid                    (41)       (41)       (37)
        Decrease in notes payable         -          -       (151)
                                       ----       ----        ----
          Net cash used in financing
            activities                  (41)       (41)      (188)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                   -          -         (1)

    Cash, beginning of period             1          1          2
                                       ----       ----       ----
    Cash, end of period                 $ 1        $ 1       $  1
                                       ====       ====       ====






(18) Year 2000 (unaudited)

          The Bank relies on automation to manage information. Since the earliest days of electronic computers, programmers have used two digits to represent the year in date fields (YYMMDD). In the 1960s when this convention became standard, the two-digit representation made economic sense because it economized computer memory and saved storage space. The Year 2000 problem exists because a two-digit representation of the year will be interpreted in many applications to mean the year 1900, not 2000, unless the date or program logic is modified. Without modification, many date sensitive software applications will provide illogical or erroneous data.

          The Bank is utilizing both internal and external resources to identify, test and correct systems for "year 2000" compliance. It is anticipated that, for all critical systems, testing and program changes will be completed by June 30, 1999. Management has assessed the "year 2000" compliance expense and related potential effect on the Bank's earnings, and the board has determined that approximately $250,000 in total will be expended on the year 2000 project. During the year ended December 31, 1998, $236,000 was expended on the purchase of a new check sorter and the conversion of the Bank's main application software. These costs were primarily capital expenditures which will be depreciated over the next several years. The Bank has addressed its known internal risks (computer hardware and software) and has considered the effect of the year 2000 on their major customers. The Bank is maintaining a list of major customers and is monitoring their progress. The Bank is in the process of preparing a contingency plan for addressing possible worst case scenarios. This plan should be complete by June 30, 1999 and will be continually updated from that date to year-end.





















                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 1998, 1997 and 1996
                           (in thousands)


                                      1998       1997       1996


Advertising                           $ 21       $ 20       $ 23
Armored car service                      4          4          4
Audits and examinations                 18         18         18
ATM expense                             23         21         22
Cash short                               3          4          4
Club account fees                       20         18         15
Collections                              2          3          2
Committee fees                           3          2          2
Conventions and seminar                  9          7         10
Correspondent bank service charges      34         38         28
Courier service                          3          2          3
Directors' fees                         70         56         43
Donations                                3          4          3
Dues and subscriptions                   3          4          5
FDIC and state assessments              19         18         12
Insurance                               29         33         32
Lease expense                            6          6          5
Legal and professional fees              4          8          1
Miscellaneous                            6         10         10
Office expense                          44         36         32
Postage and freight                     21         27         23
Other taxes and licenses                 1          1          1
Travel and entertainment                 9          7          6
ORE Devaluation                          -         21          -
                                      ----       ----       ----
                                      $355       $368       $303
                                      ====       ====       ====
















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 1998
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 1,574    $(1)        $1       $1,574
Interest bearing deposits     74      -          -           74
Securities available
  for sale                18,333      -          -       18,333
Securities to be held
  to maturity              5,583      -          -        5,583
Other securities             354      -          -          354
Federal funds sold         1,500      -          -        1,500
Loans                     16,574      -          -       16,574
Less:  Allowance for
         loan losses        (173)     -          -         (173)
       Unearned discount
         on loans            (47)     -          -          (47)

Bank premises, furniture,
  fixtures and equipment     808      -          -          808
Accrued interest receivable  357      -          -          357
Other real estate owned      230      -          -          230
Investment in subsidiary       - (3,568)     3,568            -
Other assets                 116     (9)         9          116
                           -----    ----       ---        -----
    Total assets         $45,283 $(3,577)   $3,577      $45,283
                         ======= ========   ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 6,795    $ -     $  -        $ 6,795
  Interest-bearing -
    NOW and MMDA accounts  6,744      -        -          6,744
    Savings                3,593      -        -          3,593
    Time,$100,000 and over10,339      -        -         10,339
    Other time            10,626      -        -         10,626
                          ------    ---      ---         ------
      Total deposits      38,097      -        -         38,097

Accrued interest payable     164      -        -            164
Other borrowed funds       3,260      -        -          3,260
Other liabilities and
  accrued expenses           184     10        -            194
                          ------    ---      ---         ------
    Total liabilities     41,705     10        -         41,715
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        2,064  1,660    2,064          1,660
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,             108    108      108            108
                           -----   ----    -----          -----
      Total stockholders'
        equity             3,578  3,568    3,578          3,568
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $45,283 $3,242   $3,242        $45,283
                         ======= ======   ======        =======





































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 1998

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $1,483   $  -     $  -         $1,483
  Interest on investment securities -
    Interest on securities
      available for sale     913      -        -            913
    Interest on securities
      held to maturity       277      -        -            277
    State and municipal
      obligations             54      -        -             54
    Interest and dividends on
      other securities        15     43       43             15
  Interest on federal
    funds sold               132      -        -            132
  Interest on deposits
    in banks                   9      -        -              9
                           -----    ---      ---          -----
    Total interest income  2,883     43       43          2,883
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,269      -        -          1,269
  Interest on federal
    funds purchased            -      -        -              -
  Interest on borrowed funds 114      -        -            114
  Interest on securities
    repurchased                -      -        -              -
  Other interest               3      -        -              3
                             ---    ---      ---           ----
    Total interest expense 1,386      -        -          1,386
                             ---    ---      ---          -----
      Net interest income  1,497     43       43          1,497

Provision for loan losses      -      -        -              -
                           -----    ---      ---          -----
Net interest income after
     provision for loan
     losses                1,497      -        -          1,497

OTHER INCOME
  Service charges, collection
    and exchange charges     272      -        -            272
  Commissions income          34      -        -             34
  ATM income                  13      -        -             13
  Recovery of investment loss  2      -        -              2

  Net other real estate gain  10      -        -             10
  Other operating revenue     32      -        -             32
                            ----    ---      ---           ----
    Total other income       363      -        -            363
                            ----    ---      ---           ----
      Income before other
        expenses           1,860     43       43          1,860

OTHER EXPENSES
  Salaries and employee
    benefit                  677      -        -            677
  Occupancy expenses         194      -        -            194
  Furniture and equipment     36      -        -             36
  Data processing expenses    39      -        -             39
  Net other real estate exp.  10      -        -             10
  Other operating expenses   355      -        1            356
                            ----   ----     ----          -----
      Total other expenses 1,311      -       44          1,312
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        549     43       44            550

INCOME TAX EXPENSE          (162)     -        -           (162)
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        387     43       44            388

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     345      345              -
                           -----   -----    -----          -----
      Net income           $ 387  $ 388    $ 388          $ 388
                           =====   =====    =====          =====




















                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 1998



                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 387     $(388)     $ 387      $ 388

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       345       (345)         -
      Depreciation of
        bank premises
        and equipment        89         -          -         89
      Net loss on other
        real estate owned    (9)        -          -         (9)
      Decrease in
        other assets          4         -          -          4
      Increase in accrued
        interest receivable (43)        -          -        (43)
      Increase (decrease)
        in accrued
        interest payable      9         -          -          9
      Increase in other
        liabilities          (4)        -          -         (4)
                          -----        ---       ---       -----
         Net cash provided
         by operating
         activities         433       (43)        42        434

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks        (71)       -          -        (71)
  Increase in federal
    funds sold              (450)       -          -       (450)
  Proceeds from sales of
    securities available
    for sale               1,200         -          -      1,200
  Proceeds from maturities of securities
    available for sale     8,361         -          -      8,361
  Proceeds from maturities of securities
    held to maturity       4,776         -          -      4,776
  Purchases of securities to
    be held to maturity   (4,625)        -          -     (4,625)
  Purchases of securities
    available for sale   (14,415)        -          -    (14,415)
  Net increase in loans   (2,647)        -          -     (2,647)
  Capital expenditures for bank
    premises and equipment  (223)        -          -       (223)
  Decrease in other
    real estate owned          1         -          -          1
  Proceeds from the sale of
    other real estate owned   10         -          -         10
                          ------      ----       ----     ------
      Net cash used in
        investing
        activities       (8,083)        -          -     (8,083)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits         159         -          -        159
    NOW and MMDA          1,220         -          -      1,220
    Savings deposits          2         -          -          2
    Time deposits $100,000
      and over            1,451         -          -      1,451
    Other time            1,544         -          -      1,544
  Proceeds from long-term
    debt                  3,325         -          -      3,325
  Repayment of long-term
    debt                    (65)        -          -        (65)
  Dividends paid            (41)       43        (42)       (42)
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      7,595        43        (42)     7,594
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents       (55)        -          -        (55)

CASH AND CASH EQUIVALENTS,
  beginning of year       1,630        (1)         1      1,630
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 1,575      $ (1)      $  1    $ 1,575
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III




Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            63   Retired       Sept., 1969     1,544          5.5%
                                to Present

James B. Bulliard, Sr.
St. Martinville, LA
            63    Owner & GM   Sept., 1969     3,436         12.3%
                 Manager Food   to Present
                  Processor

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           68    Owner        Sept., 1969     2,767          9.9%
                Electrical    to Present
                Contractor

Larry C. Degeyter
St. Martinville, LA
           57    Owner,        June, 1981       728          2.6%
                Building       to Present
               Contractor

Alcee J. Durand, Jr.
St. Martinville, LA
           41    President     March, 1991      890          3.1%
                  Banking      to Present

Charles A. Fuselier
St. Martinville, LA
            57   Sheriff     June, 1981         403          1.4%
                             to Present



Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Hubert Hulin, Sr.
St. Martinville, LA
             80    Retired   June, 1981       1,800          6.4%
                             to Present

Lawrence P. Melancon
St. Martinville, LA
             83    Retired   Sept., 1969        708          2.5%
                             to Present

Murphy Oubre
St. Martinville, LA
             72    Rice      Sept., 1969        824          2.9%
                  Farmer     to Present


Stanley D. Stockstill
St. Martinville, LA
             84    Retired  March, 1982         511           1.8%
                            to Present

Darnell E. Fontenot
New Iberia, LA
             60     Owner,   Aug., 1996         220            .7%
                   Mobile    to Present
                   Home Co.

Harris J. Champagne, Jr.
New Iberia, LA
             36  Insurance  October, 1996       192            .6%
                   Sales      to Present

Melvin Douet
St. Martinville, LA
             53    Owner,   June, 1996          365           1.3%
                   Douet     to Present
                   Motors, Inc.







                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 40   President/           -       Banker more
                            CEO                        than 5 years

Brian Friend         39   Cashier              -       CPA, Banker
                       Vice-President                  more than
                                                        5 years

Charles M. Durand    36     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        41   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    45   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       55   Assistant            -       Banker more
                        Vice-President                than 5 years

Al Viator            44   Assistant            -       Banker more
                        Vice-President                than 5 years

Ruth Sweeney         50   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors other than the following:
                Board Members                      Relationship
   ---------------------------------------      -----------------
Charles A. Fuselier and Stanley D. Stockstill     Nephew and Uncle






Item (11) Executive Compensation - Cash Compensation
Number in                                             Cash
 Group                 Group Title                 Compensation
---------              -------------               ------------
    1                  President/CEO                $77,178

    2                  Vice-President                83,992

    5                  Assistant Vice-Presidents    139,247

Compensation Pursuant to Plans

    The Bank has a non-contributory money purchase pension plan that covers any employee that has completed one year of service and has attained age 21. The Bank contributes 10 percent of an employee's annual salary to the plan. During 1998, the Bank contributed $59,353 to the Plan on behalf of all officers and employees.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
Tilden A. Bonin, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,544     5.5%

James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,436    12.3%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,767     9.9%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.4%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     14,388    51.5%






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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/98    as of 12/31/98      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $107,070      $ 101,780         8.43%

Harris Champagne, Jr.
                Director       13,483          7,076         8.99%

Gaston L. Dautreuil, Jr.
                Director      216,318       109,592          7.15%

Larry C. Degeyter
                Director      314,479        54,882          8.45%

Melvin P. Douet
                Director      383,800       267,590          9.75%

Alcee J. Durand, Jr.
                Director       66,136        45,022          7.40%

Charles Fuselier
                Director      594,738       531,433         10.50%

Lawrence Melancon
                Director       28,687        15,030          7.00%

Stanley D. Stockstill
                Director        5,230         4,806         12.90%
  Total outstanding at December 31, 1998 $1,137,211
                                          =========




                               FORM 10-K

                        TECHE BANCSHARES, INC.
                                PART IV




Item (14) Exhibits, Financial Statement Schedules and Reports on
Form 8-K

         1. Financial Statements

            The financial statements, including notes, are listed in the index to the financial statements filed as part of this annual report.


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 1998.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            50

         (12)     Computation of Ratios                        19

         (13)     Annual Report to Security Holders         29-65

         (21)     Subsidiary of Registrant                     73

         (23)     Consent of Experts and Council                -


(22)     Subsidiaries of the Registrant
-----    ------------------------------
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

Date: March 30, 1999         By:/s/ Alcee J. Durand, Jr.
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