Form 10-Q
period 1999-03-31
TECHE BANCSHARES INC
filed 1999-05-13
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 1999

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 1999.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 1999 and December 31, 1998
    (Dollars in Thousands)

                                             March 31, December 31
                                               1999       1998
            ASSETS
Cash and due from banks                         $1,651     $1,574
Interest - bearing deposits with banks              78         73
Securities Available for Sale at mkt value      21,889     18,334
Securities Held To Maturity (Market Value
     of $2,884 and $5,617, respectively)         2,848      5,583
Other securities at cost                           375        354
Federal funds sold                               3,025      1,500
Loans, net of allowance for loan losses
     of $173 and $173, respectively)            16,991     16,354
Bank premises, furniture, and equipment            788        808
Accrued interest receivable                        314        357
Other real estate owned                            229        230
Other assets                                       134        116
                                            ----------------------
Total assets                                   $48,322    $45,283
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $7,774     $6,795
        Interest bearing -
            NOW and MMDA accounts                7,179      6,744
            Savings                              3,783      3,593
            Time, $100 and over,                10,435     10,339
            Other time                          11,838     10,626
                                            ----------------------
                Total deposits                  41,009     38,097

Accrued interest payable                           124        164
FHLB Borrowings                                  3,246      3,260
Other liabilities and accrued expenses             258        184
                                            ----------------------
               Total liabilities                44,637     41,705

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,143      1,143
    Retained earnings                            2,162      2,065
                                            ----------------------
                                                 3,586      3,489
    Less:   200 shares of treasury stock           (19)       (19)
                Market Value Allowance on
                  AFS Bonds                        118        108
                                            ----------------------
                Total stockholders' equity       3,685      3,578
                                            ----------------------
Total liabilities and stockholders' equity     $48,322    $45,283
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 1999 and 1998;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               1999       1998
Interest income:
    Interest and fees on loans                    $399       $342
    Interest on investment securities -
        U.S. government securities                 344        292
        State and political subdivisions            14         13
    Interest on interest-bearing deposits
        in banks                                     1          2
    Dividends on equity securities                   0          0
    Interest on federal funds sold                  26         33
                                            ----------------------
            Total interest income                  784        682
Interest expense:
    Interest on deposits                          $318       $309
    Interest on borrowed funds                      46          0
                                            ----------------------
            Total interest expense                 364        309
                                            ----------------------
Net interest income                                420        373
Provision for Credit Losses                          0          0
                                            ----------------------
    Net interest income after provision            420        373
                                            ----------------------
Other income:
    Service charges on deposit accounts             67         59
    Other income and charges                        17         20
                                            ----------------------
           Total other income                       84         79

Other expenses:
    Salaries and employee benefits                 188        166
    Occupancy expense                               55         52
    Other operating expenses                       122         91
                                            ----------------------
        Total other expenses                       365        309
                                            ----------------------
        Income before income taxes                 139        143

    Income taxes                                    42         44
                                            ----------------------
    Net income                                     $97        $99
                                            ======================


    Net income per share of common stock         $3.49      $3.55
                                            ======================

    Average shares outstanding                  27,925     27,925
                                            ======================


The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 1999 and 1998



                                            Unrealized
                                            Gain (Loss)
                               Common Stock     on
                                Treas. Stk     AFS
                                  Surplus   Securities     Total

Balances, January 1, 1999            $3,470       $108     $3,578

    Net income three months              97                    97

    Change in Unrealized AFS                        10         10
                                    -------      ------     ------

Balances, March 31, 1999             $3,567       $118     $3,685
                                    =======      ======    ======



Balances, January 1, 1998            $3,125       $118     $3,243

    Net income three months              99                    99

    Change in Unrealized AFS            (35)                  (35)
                                    -------      ------     ------

Balances, March 31, 1998             $3,189       $118      $3,307
                                    =======      ======     ======





The accompanying notes are an integral part of this statement.












TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 1999 and 1998

                                             March 31,  March 31,
                                               1999       1998
Cash flows from operating activities:
    Net income                                     $97        $99
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               29         20
        (Gain) Loss on sale of securities            0          0
        Write down of other real estate              1          0
        (Inc)dec accrued int receivable             43        (14)
        (Inc) dec other assets                     (17)        10
        Inc(dec) accrued interest payable          (40)        (9)
        Inc(dec) other liabilities                  74         29
          Net cash provided by operating    ----------------------
            activities                             187        135
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits
      in banks                                      (5)         0
    Dec(inc) in federal funds                   (1,525)    (1,950)
    Dec(inc) in investment securities             (810)    (2,866)
    Dec(inc) in other securities                   (21)         0
    Net dec (inc) in loans                        (636)        30
    Capital expenditures premises & equip          (10)        (8)
    Proceeds from sale of securities                 0          0
                                            ----------------------
      Net cash used in investing activities     (3,007)    (4,794)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                              978    (1,212)
      NOW and MMDA                                 435      1,591
      Savings deposits                             190        156
      Time deposits $100,000 and over               96      2,251
      Other time deposits                        1,212        231
      FHLB Borrowings                              (14)     1,834
                                            ----------------------
  Net cash provided by financing activities      2,897      4,851

 Net increase in cash and cash equivalents          77        192

Cash and cash equivalents, beginning             1,574      1,633

Cash and cash equivalents, end of period        $1,651     $1,825


Cash paid during the period:

    Interest                                      $404       $319

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             March 31, 1999

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 1999. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999.

Liquidity

Liquidity is the ability to insure that adequate funds are available to satisfy contractual liabilities, fund operations, meet withdrawal requirements of depositors and provide for customer's credit needs in a timely manner. Our primary source of liquidity is our core deposits. We supplement our core deposits with a line of credit with our correspondent banks, public fund time deposits, repurchase agreements with correspondent banks and a line of credit with the Federal Home Loan Bank. Our sources of liquidity are adequate to fund the loan demand that we are experiencing.

The primary source of funding for the parent company is dividends from the Bank. Management believes the parent's current sources of funds are sufficient to meet its liquidity needs for the foreseeable future.

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.48% and Tier one capital ratio was 7.41% at March 31, 1999. The bank only risk based capital ratio was 18.42% and Tier one capital ratio was 7.39%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Our capital ratio has declined due to rapid growth that we have experienced in total assets. Our asset growth has out paced our earnings growth in the short run period ending March 31, 1999. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 1999, were $74,264 an increase of $5,994 from December 31, 1998. Loans on which the accrual of interest had been discontinued at March 31, 1999 totalled $10,556 no change as compared to the amount at December 31, 1998.

We are actively marketing our other real estate owned. At March 31, 1998 other real estate totalled $228,520. The one piece of real estate, a commercial building, that we own is currently under a two year lease. We are writing down the value of the building owned each month for the amount of income earned on the lease. At the end of each of three two year option periods the lessee has a purchase option on the building.

Results of Operations

Net Income. Our net income for the three (3) months ended March 31, 1999 was $97,516 down $1,483 as compared to that of the same period last year. The decrease in income was mostly attributed to an increase in salaries and
employee benefits from the hiring of two loan officers.   One officer is an
experienced loan officer that we hired away from a large institution in our area. The other employee is a loan officer trainee.

Revenue. Our net interest income for the three (3) months ended March 31, 1999 is up $48,109 as compared to the same period in 1998. The increase in net interest income was the result of increases in the volume of loans and investments. The increase in investments was due to the investment of funds from growth in deposits experienced in the first quarter of 1998. We invested our excess funds from deposits in investments to increase our yields over fed funds. The increase in loans was partially due to the addition of two new loan officers.

Provision for Loan Losses. Our bad debt reserve totalled $172,974 at March 31, 1999 which represents 1% of our gross loans. During the first quarter of 1999, we did not add to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 1999.

Other Income. Our other income is up $5,087 when compared to the same period last year. The increase was mostly due to a increase in NSF fee income.

Other Expenses. Other expenses are up $56,930 as compared to the same time last year. Other expenses increased due to increases in Salaries and employee benefits and other operating expenses. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1998 and the addition of two new loan employees. Other operating expenses increased due to the depreciation and maintenance costs associated with the purchase of our new check sorter and check image equipment. Our previous check sorter was fully depreciated.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 1999 was $41,892 as compared to $44,143 for the same period last year. The decrease in income tax was due to lower income for the current year.

Year 2000 Preparation. Teche Bancshares, Inc. relies on automation to manage information. Since the earliest days of electronic computers, programmers have used two digits to represent the year in date fields (YYMMDD). In the 1960s when this convention became standard, the two-digit representation made economic sense because it economized computer memory and saved storage space. The Year 2000 problem exists because a two-digit representation of the year will be interpreted in many applications to mean the year 1900, not 2000, unless the date or program logic is modified. Without modification, many date sensitive software applications will provide illogical or erroneous data.

We have inventoried our software, hardware and environmental systems. We have identified those critical systems that needed modification in our business and remediated the affected programs. We have replaced our check sorter with a new check sorter and image system. We have updated our main application computer software to one provided by our software vendor that is year 2000 ready. We have performed testing on all critical systems and have determined that they are Year 2000 ready. The total expenditures associated with the purchase of the new check sorter and conversion of our main application software were $236,000. These expenditures were capital in nature and will be depreciated over a five-year period. We anticipate that the further expenditures necessary to become year 2000 ready will be approximately $10,000. These expenditures will be primarily for new personal computers and software associated with non-critical ancillary systems.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 13, 1999                  Alcee J. Durand, Jr.
Date                          President/CEO