Form 10-Q
period 1999-06-30
TECHE BANCSHARES INC
filed 1999-08-13
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 1999

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 1999.














TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 1999 and December 31, 1998
    (Dollars in Thousands)
                                                     June 30,  December 31
                                                       1999       1998
            ASSETS
Cash and due from banks                                 $1,592     $1,574
Interest-bearing deposits with banks                        34         73
Securities Available for Sale at mkt value              21,262     18,334
Securities Held To Maturity (Market Value
     of $2,224 and $5,617, respectively)                 2,208      5,583
Other securities at cost                                   375        354
Federal funds sold                                           -      1,500
Loans, net of allowance for loan losses
     of $207 and $173, respectively)                    20,320     16,354
Bank premises, furniture, and equipment                    761        808
Accrued interest receivable                                377        357
Other real estate owned                                    228        230
Other assets                                               207        116
                                                    ----------------------
Total assets                                           $47,364    $45,283
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,529     $6,795
        Interest bearing -
            NOW and MMDA accounts                        5,363      6,744
            Savings                                      4,134      3,593
            Time, $100 and over,                        10,748     10,339
            Other time                                  10,610     10,626
                                                    ----------------------
                Total deposits                          37,384     38,097

Accrued interest payable                                   140        164
Federal Home Loan Borrowings                             3,216      3,260
Fed Funds Purchased                                      1,325          0
Repurchase Agreements                                    1,325          -
Other liabilities and accrued expenses                     286        184
                                                    ----------------------
               Total liabilities                        43,675     41,705
Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    2,239      2,065
                                                    ----------------------
                                                         3,663      3,489
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                 44        108
                                                    ----------------------
                Total stockholders' equity               3,688      3,578
                                                    ----------------------
Total liabilities and stockholders' equity             $47,364    $45,283
                                                    ======================

The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 1999 and 1998;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Six Months Ended
                               June 30,   June 30,   June 30,   June 30,
                                 1999       1998       1999       1998
Interest income:
    Interest and fees on loans      $445       $361       $842       $702
    Interest on investment securities -
        U.S. government's            310        300        655        594
        State/political sub's         13         13         27         26
    Dividends on equities              -          3          -          3
    Interest on balances from banks    -          3          1          5
    Interest on federal funds          7         44         34         77
                              --------------------------------------------
        Total interest income        775        724      1,559      1,407
Interest expense:
    Interest on deposits            $321       $349       $639       $659
    Interest on fed funds purchased    5          -          5          -
    Interest on borrowed funds        45          -         91          -
                              --------------------------------------------
        Total interest expense       371        349        735        659
                              --------------------------------------------
Interest inc. before provision       404        375        824        748
Provision for Credit Losses           35          0         35          0
                              --------------------------------------------
    Net interest income              369        375        789        748
                              --------------------------------------------
Other income:
    Service charges deposits          74         69        141        127
    Gain on sale of ORE                -          -          -          -
    Gain on sale of Securities         1          1          1          2
    Other income and charges          26         26         43         46
                              --------------------------------------------
           Total other income        101         96        185        175

Other expenses:
    Salaries/employee benefits       186        163        375        330
    Occupancy expense                 56         64        111        115
    Loss on sale of ORE                -          0          -          0
    Other operating expenses         117        102        238        193
                              --------------------------------------------
        Total other expenses         359        329        724        638
                              --------------------------------------------
    Income before income taxes       111        142        250        285

    Income taxes                      35         43         76         87
                              --------------------------------------------
            Net income               $76        $99       $174       $198

    Net income per share           $2.74      $3.54      $6.23      $7.09

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 1999 and 1998


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1999         $3,470         $0       $108     $3,578

    Net income six months            174                    -        $174

    Change in Unrealized AFS                               (64)      ($64)
                                   ------     ------     ------    ------

Balances, June 30, 1999            $3,644        $0        $44     $3,688
                                   ======     ======     ======    ======



Balances, January 1, 1998         $3,124         $0       $118     $3,242

    Net income six months            198                    -        $198

    Change in Unrealized AFS                               (25)      ($25)
                                   ------     ------     ------     ------

Balances, June 30, 1998            $3,322        $0        $93      $3,415
                                   ======     ======     ======     ======







The accompanying notes are an integral part of this statement.



TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 1999 and 1998

                                                     June 30,   June 30,
                                                       1999       1998
Cash flows from operating activities:
    Net income                                            $174       $198
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       59         39
        Provision for Credit Losses                         35          0
        (Gain) Loss on Other real estate                     -          0
        (Gain) Loss on sale of securities                   (1)        (2)
        Write down of other real estate owned                7          -
        (Inc)dec accrued int receivable                    (20)       (42)
        (Inc) dec other assets                             (91)       (68)
        Inc(dec) accrued interest payable                  (24)        20
        Inc(dec) other liabilities                         101         91
          Net cash provided by operating            ----------------------
            activities                                     240        236
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks          40          -
    Dec(inc) in federal funds                            1,500       (950)
    Dec(inc) in investment securities                      363     (2,692)
    Net dec (inc) in loans                              (4,001)    (1,671)
    Capital expenditures premises & equip                  (12)       (64)
    Dec(inc) in other real estate owned                     (5)         0
                                                    ----------------------
      Net cash used in investing activities             (2,115)    (5,377)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (266)      (431)
      NOW and MMDA                                      (1,381)       551
      Savings deposits                                     542        272
      Time deposits $100,000 and over                      408      2,746
      Other time deposits                                  (16)       252
      Federal Home Loan Borrowings                         (44)     1,830
      Increase in federal funds purchased                1,325          -
      Increase in repurchase agreements                  1,325          -
                                                    ----------------------
  Net cash provided by financing activities              1,893      5,220

 Net increase in cash and cash equivalents                  18         79

Cash and cash equivalents, beginning                     1,574      1,633

Cash and cash equivalents, end of period                $1,592     $1,712


Cash paid during the period:

    Interest                                              $759       $639

    Income Taxes                                           $80        $86


The accompanying notes are an integral part of this statement.
















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                        June 30, 1999

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 1999. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 17.24% and Tier one capital ratio was 7.71% at June 30, 1999. The bank only risk based capital ratio was 17.2% and Tier one capital ratio was 7.68%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Our capital ratio has declined due to rapid growth that we have experienced in total assets. Our asset growth has out paced our earnings growth in the short run period ending June 30, 1999. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 1999, were $66,795 an increase of $32,162 from December 31, 1998. Loans on which the accrual of interest had been discontinued at June 30, 1999 totalled $0 which is down $24,210 as compared to the amount at December 31, 1998.

We own one piece of other real estate. At the present time our other real estate is leased with an option to purchase. The income proceeds received on the lease are being matched with an offsetting write down of other real estate. At June 30, 1999 other real estate totalled $228,120 which is down $1,600 from December 31, 1998.

Results of Operations

Net Income.     Our net income for the six (6) months ended June 30, 1999 was
$174,003 down $23,953 as compared to that of the same period last year. The decrease in net income was mostly due to increases in salaries and employee benefits and other operating expenses.

Revenue. Our net interest income for the six (6) months ended June 30, 1999 is up $41,663 as compared to the same period in 1998. During the first half of the year we have experienced loan growth that has improved our interest margin. The bank's loan portfolio increased $3,966,272 since the beginning of the year.

Provision for Loan Losses. Our bad debt reserve totalled $207,339 at June 30, 1999 which represents 1.01% of our gross loans. During the first half of 1999, we added $35,000 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at June 30, 1999.

Other Income. Our other income is up $10,192 when compared to the same period last year. The increase was mostly due to an increase in NSF fee income.

Other Expenses. Other expenses are up $86,129 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits and other operating expenses. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1998 and the addition of two new loan employees. Other operating expenses increased due to the depreciation and maintenance costs associated with the purchase of a new check sorter and check image equipment. Our previous check sorter was fully depreciated.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 1999 was $76,493 as compared to $86,814 for the same period last year. The decrease in income tax was due to decreased income for the current year.

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

We have inventoried our software, hardware and environmental systems. We have identified those critical systems that needed modification in our business and remediated the affected programs. We have replaced our check sorter with a new check sorter and image system. We have updated our main application computer software to one provided by our software vendor that is year 2000 ready. We have performed testing on all critical systems and have determined that they are Year 2000 ready. The total expenditures associated with the purchase of the new check sorter and conversion of our main application software were $236,000. These expenditures were capital in nature and will be depreciated over a five-year period. We do not anticipate that any further significant expenditures will be necessary.

We have considered the effect of the year 2000 on our major customers. We are maintaining a list of major customers and monitoring their progress. We will be considering the progress of our major customers in our calculation of the reserve for loan loss throughout the year 1999.

We have prepared a contingency plan for dealing with possible worst case scenarios. This plan was approved by our board of directors June 30, 1999.








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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 13, 1999               Alcee J. Durand, Jr.
Date                          President/CEO