Form 10-Q
period 1999-09-30
TECHE BANCSHARES INC
filed 1999-11-12
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 1999

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 1999.














TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 1999 and December 31, 1998
    (Dollars in Thousands)
                                                     Sept. 30,   Dec. 31,
                                                        1999       1998
            ASSETS
Cash and due from banks                                 $1,762     $1,574
Interest-bearing deposits with banks                        39         73
Securities Available for Sale at mkt value              19,071     18,334
Securities Held To Maturity (Market Value
     of $1,624 and $5,617, respectively)                 1,615      5,583
Other securities at cost                                   380        354
Federal funds sold                                         800      1,500
Loans, net of allowance for loan losses
     of $223 and $173, respectively)                    21,811     16,354
Bank premises, furniture, and equipment                    756        808
Accrued interest receivable                                366        357
Other real estate owned                                    223        230
Other assets                                               212        116
                                                    ----------------------
Total assets                                           $47,035    $45,283
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              7,065     $6,795
        Interest bearing -
            NOW and MMDA accounts                        5,605      6,744
            Savings                                      3,968      3,593
            Time, $100 and over,                        12,230     10,339
            Other time                                  10,782     10,626
                                                    ----------------------
                Total deposits                          39,650     38,097

Accrued interest payable                                   140        164
Federal Home Loan Borrowings                             3,186      3,260
Fed Funds Purchased                                          -          0
Repurchase Agreements                                        -          -
Other liabilities and accrued expenses                     339        184
                                                    ----------------------
               Total liabilities                        43,315     41,705
Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,143      1,143
    Retained earnings                                    2,345      2,065
                                                    ----------------------
                                                         3,769      3,489
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                (30)       108
                                                    ----------------------
                Total stockholders' equity               3,720      3,578
                                                    ----------------------
Total liabilities and stockholders' equity             $47,035    $45,283
                                                    ======================

The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Three Months Ended September 30, 1999 and 1998;
Nine Months Ended September 30, 1999 and 1998;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Six Months Ended
                               Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                 1999       1998       1999       1998
Interest income:
    Interest and fees on loans      $492       $378     $1,335     $1,080
    Interest on investment securities -
        U.S. government's            300        295        954        888
        State/political sub's         13         14         39         40
    Dividends on equities              -          3          9          6
    Interest on balances from banks    -          3          2          8
    Interest on federal funds          2         34         36        112
                              --------------------------------------------
        Total interest income        807        727      2,375      2,134
Interest expense:
    Interest on deposits            $315       $359       $953     $1,018
    Interest on fed funds purchased    8          -         14          -
    Interest on borrowed funds        46          -        136          -
                              --------------------------------------------
        Total interest expense       369        359      1,103      1,018
                              --------------------------------------------
Interest inc. before provision       438        368      1,272      1,116
Provision for Credit Losses           15          0         50          0
                              --------------------------------------------
    Net interest income              423        368      1,222      1,116
                              --------------------------------------------
Other income:
    Service charges deposits          75         65        217        193
    Gain on sale of ORE                -         10          -         10
    Gain on sale of Securities         -          -          1          2
    Other income and charges          23         18         66         64
                              --------------------------------------------
           Total other income         98         93        284        269

Other expenses:
    Salaries/employee benefits       192        160        566        490
    Occupancy expense                 59         56        171        172
    Loss on sale of ORE                -          0          -          0
    Other operating expenses         110        105        349        298
                              --------------------------------------------
        Total other expenses         361        321      1,086        960
                              --------------------------------------------
    Income before income taxes       160        140        420        425

    Income taxes                      63         31        140        118
                              --------------------------------------------
            Net income               $97       $109       $280       $307

    Net income per share           $3.46      $3.90     $10.01     $10.99

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 1999 and 1998


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 1999         $3,470         $0       $108     $3,578

    Net income nine months           280                    -        $280

    Change in Unrealized AFS                              (138)    ($138)
                                   ------     ------     ------    ------

Balances, Sept. 30, 1999          $3,750         $0       $(30)    $3,720
                                  ======      ======     ======    ======



Balances, January 1, 1998         $3,124         $0       $118     $3,242

    Net income nine months           307                    -        $307

    Change in Unrealized AFS                                (6)       ($6)
                                   ------     ------     ------     ------

Balances, Sept. 30, 1998           $3,431        $0       $112      $3,543
                                   ======     ======     ======     ======







The accompanying notes are an integral part of this statement.



TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended Sept. 30, 1999 and 1998

                                                     Sept. 30,  Sept. 30,
                                                       1999       1998
Cash flows from operating activities:
    Net income                                            $280       $307
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       89         62
        Provision for Credit Losses                         50          -
        (Gain) Loss on Other real estate                     -         (9)
        (Gain) Loss on sale of securities                   (1)        (2)
        Write down of other real estate owned               12          -
        (Inc)dec accrued int receivable                     (9)       (64)
        (Inc) dec other assets                             (97)       (87)
        Inc(dec) accrued interest payable                  (24)         4
        Inc(dec) other liabilities                         155        150
          Net cash provided by operating            ----------------------
            activities                                     455        361
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks          35          -
    Dec(inc) in federal funds                              700       (275)
    Dec(inc) in investment securities                    3,094     (5,224)
    Purchase of other securities                           (26)         -
    Net dec (inc) in loans                              (5,507)    (2,732)
    Capital expenditures premises & equip                  (37)       (67)
    Dec(inc) in other real estate owned                     (5)         -
    Proceeds from sale of other real estate                  -         10
                                                    ----------------------
      Net cash used in investing activities             (1,746)    (8,288)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                      270        516
      NOW and MMDA                                      (1,138)       549
      Savings deposits                                     374        135
      Time deposits $100,000 and over                    1,891      3,023
      Other time deposits                                  156        521
      Federal Home Loan Borrowings                         (74)     3,296
      Increase in federal funds purchased                    -          -
      Increase in repurchase agreements                      -          -
                                                    ----------------------
  Net cash provided by financing activities              1,479      8,040

 Net increase in cash and cash equivalents                 188        113

Cash and cash equivalents, beginning                     1,574      1,633

Cash and cash equivalents, end of period                $1,762     $1,746


Cash paid during the period:

    Interest                                            $1,128     $1,014

    Income Taxes                                          $119       $129


The accompanying notes are an integral part of this statement.












































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                           September 30, 1999

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 1999. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1999.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 17.38% and Tier one capital ratio was 7.97% at September 30, 1999. The bank only risk based capital ratio was 17.33% and Tier one capital ratio was 7.94%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Our capital ratio has declined due to rapid growth that we have experienced in total assets. Our asset growth has out paced our earnings growth in the short run period ending September 30, 1999. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 1999, were $66,674 an increase of $32,041 from December 31, 1998. Loans on which the accrual of interest had been discontinued at September 30, 1999 totalled $0 which is down $24,210 as compared to the amount at December 31, 1998.

We own one piece of other real estate. At the present time our other real estate is leased with an option to purchase. The income proceeds received on the lease are being matched with an offsetting write down of other real estate. At September 30, 1999 other real estate totalled $222,720 which is down $7,000 from December 31, 1998.

Results of Operations

Net Income.     Our net income for the nine (9) months ended September 30,
1999 was $279,587 down $27,342 as compared to that of the same period last year. The decrease in net income was mostly due to increases in salaries and employee benefits and other operating expenses.

Revenue. Our net interest income for the nine (9) months ended September 30, 1999 is up $105,485 as compared to the same period in 1998. We have experienced loan growth that has improved our interest margin during 1999. The bank's loan portfolio increased $5,456,935 since the beginning of the year. Much of the increase in loans is attributable to the hiring of a new loan officer and loan officer trainee.

Provision for Loan Losses. Our bad debt reserve totalled $222,940 at September 30, 1999 which represents 1.01% of our gross loans. During the first nine months of 1999, we added $50,000 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at September 30, 1999.

Other Income. Our other income is up $15,370 when compared to the same period last year. The increase was mostly due to an increase in the volume of NSF fee income.

Other Expenses. Other expenses are up $126,341 as compared to the same time last year. Other expenses increased due to an approximately $76,000 increase in salaries and employee benefits and an approximately $50,000 increase in other operating expenses. Salaries and benefits increased as the result of raises that were provided in the fourth quarter of 1998 and the addition of two new loan employees. Other operating expenses increased due to the depreciation and maintenance costs associated with the purchase of a new check sorter and check image equipment. Our previous check sorter was fully depreciated.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 1999 was $140,215 as compared to $118,359 for the same period last year. The increase in income tax was due to the provision for loan loss and write-down of other real estate expenses not being deductible for tax purposes.

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

We have considered the effect of the year 2000 on our major customers. We are maintaining a list of major customers and monitoring their progress. We have considered the progress of our major customers in our calculation of the reserve for loan loss.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

November 10, 1999             Alcee J. Durand, Jr.
Date                          President/CEO