Form 10-K
period 1999-12-31
TECHE BANCSHARES INC
filed 2000-03-28
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 1999
                                 or
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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 1999



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 1999                      Parts I, II and IV

Definitive Proxy Statement for the 1999
  Annual Meeting of Shareholders                  Part IV










































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






    In the Bank's general market area there are five other banks and two domestic savings and loan institutions aggressively pursuing loans, deposits and other accounts. Below is a list of banks and savings institutions having offices in St. Martin Parish with their total deposits as of December 31, 1999:

                 Bank                       Thousands of Dollars

Farmers-Merchants Bank and Trust                      $104,046
First Louisiana National Bank                           75,001
Iberia Bank                                             12,687
MidSouth National Bank                                  32,077
St. Martin Bank and Trust                               91,573
Teche Bank and Trust Co.                                40,185
Teche Federal Savings Bank                              24,797

  Total parish bank deposits                          $380,366
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

    The table below indicates the Bank's capital measures at December 31, 1999. The bank meets the risk-based capital guidelines at December 31, 1999 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%      16.9%
                                                 =====      =====
  Tier 2                                           - %       1.0%
                                                 =====      =====
  Total risk-based capital ratio                  8.0%      17.9%
                                                 =====      =====













Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 1999          1998          1997
              ASSETS            ------        -----         ------

Cash and due from banks        $  1,905      $ 1,794       $ 1,725
Interest-bearing deposits
  in banks                           48          135             0
Investments securities:
  U. S. Treasury securities         400           524          903
  Federal agency securities      21,259        20,001       17,465
  States and political
    subdivisions                  1,166         1,218        1,026
  Other securities                  373           346          320
                                 ------        ------        ------
    Total investment securities  23,198        22,089        19,714

Federal funds sold                1,054         2,486           911
Loans, net of allowance
  for losses                     19,519        15,038        13,365
Bank premises, and equipment        771           712           720
Accrued interest receivable         336           320           303
Other real estate owned             226           230           103
Other assets                        275           350           466
                              ---------     ---------     ---------
    Total assets                $47,332       $43,154       $37,307
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 6,885       $ 6,299       $ 5,709
    NOW and MMDA accounts         6,731         6,465         6,511
    Savings                       3,894         3,718         3,434
    Time (100,000 and over)      11,043        10,177         7,440
    Other time                   11,075        10,504        10,443
                                 ------        ------        ------
           Total deposits        39,628        37,163        33,537
  Federal funds purchased           131             3            38
  Other borrowed funds            3,197         1,957            0
  Securities repurchased            150             0            26
  Accrued interest payable          159           158           141
  Other liabilities &
    accrued expense                 407           507           564
                                 ------        ------        ------
     Total liabilities           43,672        39,788        34,306
                                 ------        ------        ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits               1,881         1,587         1,222
  Paid in capital                   380           380           380
    Total stockholders' equity    3,681         3,387         3,022
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      3,660         3,366         3,001
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $47,332       $43,154       $37,307
                               ========      ========      ========









































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  1999          1998           1997
Interest earning assets:
  Interest-bearing deposits,
    in banks                      $ 48          $135       $     0
  Interest earned on interest-
    bearing deposits                 2             9             0
  Yield on interest-bearing
    deposits                       4.3%          6.7%           .0%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $21,659       $20,524       $18,368
  Interest earned on U. S. Treasury
    and federal agency securities 1,237         1,190         1,182
  Yield on U. S. Treasury and
    federal agency securities      5.7%          5.8%          6.4%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                 $1,165          $1,218      $1,026
  Interest earned on obligations of
    states and political
    subdivisions                     52              53          45
  Yield on obligations of states and
    political subdivisions          4.5%           4.5%        4.4%
                                  ======         ======      ======

  Other securities                 $373          $346         $320
  Interest/dividends earned
    on other securities              15            15           15
  Yield on other securities         4.1%         4.3%          4.5%
                                  ======       ======        ======

  Federal funds sold            $ 1,054       $ 2,486        $  911
  Interest earned on
    federal funds sold               53           132            48
  Yield on federal funds sold       5.0%         5.3%          5.3%
                                  ======       ======        ======

  Net loans                      $19,519      $15,038       $13,365
  Interest and fees
    earned on net loans            1,859        1,483         1,322
  Yield on net loans                9.5%         9.9%          9.9%
                                  ======       ======        ======

  Total interest earning assets  $43,819       $39,748      $33,990
    Interest earned on total
      interest-earning assets      3,218         2,883        2,612
    Yield on total interest-earning
       assets                       7.3%         7.3%          7.7%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $6,731       $ 6,465       $6,511
  Interest paid on NOW AND MMDA
    accounts                         144           141          147
  Average rate on NOW AND MMDA
    accounts                        2.1%          2.2%         2.3%
                                  ======        ======       ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    1999          1998         1997

  Savings                        $ 3,894       $ 3,718       $3,434
  Interest paid on savings            77            74           68
  Average rate paid on savings      2.0%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $11,043       $10,177      $ 7,440
  Interest paid on time deposits,
    $100,000 and over                538           525          387
  Average rate paid on time deposits,
    $100,000 and over               4.9%          5.2%         5.2%
                                  ======        ======       ======

  Other time deposits            $11,074       $10,503      $10,443
  Interest paid on other time
    deposits                         525           530          526
  Average rate paid on other time
    deposits                        4.7%          5.0%         5.0%
                                  ======        ======       ======

  Federal funds purchase           $131          $  3         $ 38
  Interest paid on federal funds
    purchased                         7             -            3
  Average rate paid on federal funds
    purchased                       5.5%          7.6%         6.9%
                                  ======        ======       ======

 Other borrowed funds              $3,197      $1,956         $  -
  Interest paid on other borrowed
   funds                              181         114            -
 Average rate paid on other
  borrowed funds                      5.7%        5.8%         0.0%
                                    ======      ======       ======

  Securities repurchased           $  150         $  -        $ 26
  Interest paid on securities
    repurchased                         8            -           2
  Average rate paid on securities
    repurchased                       5.1%        0.0%         6.5%
                                    ======      ======       ======

      Total interest bearing
        liabilities              $36,220      $32,823       27,891
      Interest paid on total interest
        bearing liabilities        1,480        1,384        1,132
      Average rate on total interest
        bearing liabilities         4.1%         4.2%         4.1%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     4.0%         3.8%        4.3%
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
                                  =====      =====  =====    =====


                                           1998 v. 1999
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                       (6)       (3)    2        (7)
    U. S. Treasury & Federal
      Agency Sec.                    66       (21)   (1)       44
    State and political
      subdivisions                   (2)        -     -        (2)
    Federal Funds sold              (76)       (7)    4       (79)
    Net loans                       444       (60)  (18)      366
      Total interest earning
        assets                      426       (91)  (13)      322

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts             6        (6)    -         0
    Savings                           4         -     -         4
    Time deposits, $100,000
      and over                       45       (31)    (3)      11
    Other time deposits              29       (32)    (2)      (5)
    Federal funds purchased          10         -     (3)       7
    Securities repurchased            -         -      8        8
    Notes payable - stockholder       -         -      -        -
    Other Borrowed Funds             72        (2)    (1)      69
      Total interest-bearing
        liabilities                 166       (71)    (1)      94

      Increase (decrease) in net
        interest income             260       (20)   (12)      228
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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 2,159    $ 2,159
Int. Bearing deposits
 in banks              89       -        -           -          89
Securities available
  for sale          7,037   10,425       308         -      17,770
Securities held
  to maturity         505    1,086        32         -       1,622
Other securities       -         -         -        387        387
Federal funds sold  1,475        -         -          -      1,475
Loans               7,175    6,712     8,685          -     22,572
Other assets           -        -         -       1,383      1,383
                  -------   -------   ------    -------    -------
    Total assets $ 16,281   $18,223  $ 9,025     $3,928    $47,457
                  =======   =======   ======    =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 7,109    $ 7,109
Interest-bearing deposits:
  NOW and MMDA's    1,927    4,497        -          -       6,424
  Savings           1,122    2,618        -          -       3,740
  Time, $100,000
    and over       10,377      916        -          -      11,293
  Other time        9,293    2,326        -          -      11,619

  Other borrowed
   funds              126      584       2,430       -       3,141
  Other liabilities     -       -         -         365        365
  Stockholder's equity  -       -         -       3,766      3,766
                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $22,845  $10,942      $2,430  $11,240    $47,457
                  =======  =======      ======  =======    =======
Interest rate
  sensitivity gap $(6,564) $ 7,281     $6,595   $(7,312)
                   ======= =======     ======    =======










































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 1999, 1998 and 1997 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:
                                      1999
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 2,298      $  -       $(54)   $  2,244
  Mortgage-backed
    securities           15,583        30        (87)     15,526
                         ------       ---        ----     ------
      Totals             17,881        30       (141)     17,770


Securities held to maturity:
  U.S. Government
    and Agency
    Securities                -          -         -           -
  State and Municipal
    Securities            1,153          5        (2)      1,156
Mortgage-backed
    Securities              469          -        (3)        466
                        -------        ---      ----      ------
      Totals              1,622          5        (5)      1,622


Other Securities            387         -          -         387
                        -------        ---       ----     ------
    Totals                  387         -          -         387

      Total securities  $19,890       $ 35      $(146)   $19,779
                        =======       ====      =====   ========

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
                        =========    ====       =====    =======



Investment Portfolio (Continued) -

                                        1999
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years


Securities available for sale:
  U.S. Government and
    Agency Securities   $    -     $ 2,244      $   -      $   -
  Mortgage-backed
    securities           7,037       8,181        308          -
                        ------       -----      -----       -----
      Totals             7,037      10,425        308          -

Securities to be held to maturity:
  State and municipal
    securities             287         867          -          -
  Mortgage-backed
    securities             218         219          -          32
                        ------       -----      -----       -----
      Totals               505       1,086          -          32

Other securities             -          -           -         387

  Total                 $7,542    $ 11,511     $  308      $  419
                        ======     =======     =======     ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      0.0%        6.0%          0.0%     0.0%
                          ======      ======       ======   =====

  Mortgage-backed
    securities             6.1%        5.0%          8.5%     0.0%
                          ======      ======       ======    =====

Securities to be held to maturity:
  State and municipal
    securities             4.4%        4.5%          0.0%     0.0%
                          ======      ======       ======    ======

 Mortgage-backed
   securities              6.8%        7.1%          0.0%     0.0%
                          ======      ======       ======    ======

Other securities           0.0%        0.0%          0.0%     4.1%
                          ======      ======       ======    ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.




















































Loan Portfolio Information -


Types of Loans:          1999     1998     1997     1996     1995

Real estate loans     $11,501  $ 7,032  $ 8,474   $ 7,292  $ 5,858
Commercial and
  industrial loans      8,594    7,128    2,560     2,630    2,412
Personal and
  consumer loans        2,689    2,381    2,897     3,006    2,702
All other loans            37       33       12        27       24
                       ------   ------    -----     -----    -----
  Totals               22,821   16,574   13,943    12,954   10,996
Less: Unearned income     (16)     (47)     (65)      (88)     (62)
      Allowance for
        loan losses      (233)    (173)    (171)     (158)    (161)
                       ------   ------    -----     -----    -----
         Net loans    $22,572  $16,354  $13,707   $12,709  $10,773
                      =======  =======  =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                1999      less     five Years     Ten     Years

Real estate   $11,501    $   810     $2,942      $3,328     $4,421
Commercial and
  industrial    8,594      5,257      2,451         808         79
Personal and
  consumer      2,689      1,320      1,319          45          4
All other          37         37          -           -          -
              --------  --------    -------      ------     ------
    Totals    $22,821    $ 7,424     $6,712      $4,181     $4,504
             ========   ========    =======      ======     ======

All loans due after one year are at predetermined interest rates.
















Non-accrual, Past Due, Restructured and Impaired Loans:
(in thousands)
                                       December 31,   December 31,
                                          1999           1998

Non-accrual loans                         $ -            $ 11
                                          =====          =====
Restructured loans                        $ -            $  -
                                          =====          =====
Impaired loans                            $ -            $  -
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $ 11           $ 49
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $193,231 as of December 31, 1999.

        At December 31, 1999, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 1999       1998
Balance, beginning of year                      $ 173      $ 171

Provision added to operations                      60          -
                                                  ---        ---
Charge-offs:
  Personal loans                                    6          -
  Business loans                                    -         11
                                                  ---        ---
    Total Charge off's                              6         11
Recoveries:
  Personal loans                                    2          5
  Business loans                                    4          8
                                                  ---        ---
    Total Recoveries                                6         13

Net allowance activity                             60          2

Balance, end of year                            $ 233      $ 173
                                                =====      =====
Ratio of allowance activity during the period
  to average loans outstanding during the
  period                                         .31%        .01%
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

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $    -
     Commercial & industrial                      -
     Personal & consumer                          5
     All other loans                              -
                                             ------
     Total                                   $    5
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








Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                1999     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $11,293     $4,573    $1,444      $4,360     $ 916
               ======     ======    ======      ======     ======


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              1999           1998           1997

Return on average assets      0.9%           0.9%           1.0%
                             =====          =====          =====

Return on average equity     11.2%          11.4%          11.9%
                             =====          =====          =====

Dividend payout ratio        10.2%          10.8%          11.6%
                             =====          =====          =====

Equity to asset ratio         7.8%           7.8%           8.4%
                             =====          =====          =====

Capital adequacy ratio        8.7%           8.3%           9.1%
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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 1999.


                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 1999, it is believed that the stock of the Company trades for approximately $80.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 1999, Teche Bancshares, Inc. had approximately 375 stockholders.

    Teche Bancshares, Inc. paid a dividend of $1.50 per share in 1999,1998 and 1997. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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












Item 6. Selected Financial Data
(in thousands except per share)

                1999       1998       1997       1996       1995

Investment
  securities  $19,779   $24,271    $19,578    $18,961    $17,474

Loans          22,572    16,354     13,707     12,709     10,773

Deposits       40,185    38,097     33,721     32,375     30,516

Stockholders
  equity        3,766     3,878      3,242      2,847      2,533

Operating
  revenues      3,605     3,247      2,933      2,665      2,551

Net interest
  income        1,736     1,497      1,476      1,310      1,288

Provision for
  loan losses    (60)         -        (10)         -         -

Net income        411       387        363        325        337

Earnings
  per share     14.72     13.87      12.98      11.65       12.07

Total assets   47,457    45,283     37,305     33,552      33,470

Cash dividend:
  Per share      1.50      1.50       1.50       1.35        1.25
  Total            42        42         42         38          35




















Item 7.  Managements's Discussion and Analysis of Financial
Condition and Results of Operations

1999 IN REVIEW

Our net income for the years ended December 31, 1999, 1998 and 1997
was $411,164, $387,395, and $362,550, respectively.   Net income
increased $23,769 in 1999 from $387,395 for the year ended 1998. Net income for 1998 increased $24,845 from $362,550 in 1997. Earnings per common share were $14.72 for 1998, $13.87 for 1998, and $12.98 for 1997. Return on average assets and return on equity was .9% and 11.2% for 1999. Return on average assets and return on equity was .9% and 11.4% for 1998. For 1997, return on average assets and return on equity was 1.0% and 11.9%.

Highlights for 1999 were as follows:

1. For the year ended 1999, we increased our average total assets by 9.7 percent. Average loans increased 30% over the average of 1998. This positive trend marks the eighth consecutive year of asset growth for Teche Bank.

2. We completed our first full year of offering image checking statements to our customers. This innovation has offered convenience to our clients and enabled us to provide superior customer service.

3. During 1999, we completed our preparation for the year 2000 date change. As the result of the effort and planning of our employees, we did not encounter any year 2000 date change problems.

4.   After four years of operations, our Coteau office continues to be a thriving source of growth and profitability for the
     bank.   We are excited about the future of this location.

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

During the year ended 1998, we borrowed $3,300,000 in amortizing advances from the Federal Home Loan Bank. These fixed rate advances were used to offset fixed rate loans. These funds give us the ability to extend the maturities of our liabilities to better match our liabilities with our long-term assets. The average rate obtained on all advances borrowed was 5.61%.

Net interest income was $1,675,882 in 1999, compared to $1,496,636 in 1998. This change represents an increase of $179,246 over the previous year. We were able to increase our net interest income for the year ended 1999 because of growth in the bank's total loans.

Net interest income was $1,496,636 in 1998, compared to $1,466,454 in 1997. This change represents an increase of $30,182 over the previous year. We were able to increase our net interest income for the year ended 1998 because of growth in the bank's total loans and investments.

Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. During 1999, we added $60,000 to our reserve for loan losses to assure that we had adequate reserves for the loan growth that we experienced. During 1998, no addition was made to our reserve for loan losses. During 1997, we added $9,999 to our reserve for loan losses. The allowance for loan loss at December 1999 was $233,021 or 1.02% of gross loans.

Other Income

Other income was $404,505 for 1999 as compared to $363,528 in 1998. The increase in other income was mostly due to an increase in income from service charges on demand deposit accounts, increases in NSF fees and an increase in commissions on credit life.

Other income was $363,528 for 1998 as compared to $321,136 in 1997. The increase in other income was mostly due to reductions in the amount of deposit account charge-offs, an increase in income from service charges on demand deposit accounts and a book gain from the sale of other real estate owned.

Other Expenses

Other expenses were $1,484,040 for 1999 compared to $1,311,240 in 1998. The increase in other expense was the result of increases in salaries and employee benefits, occupancy expenses, data processing expenses and other operating expenses. Salaries and employee benefits increased due to compensation increases made at the end of 1998. The increase in occupancy expenses and data processing expenses was due to depreciation and maintenance for a full year on the new check sorter and image capture system. Other operating expenses increased due to increases in office supplies expenses and the devaluation of other real estate owned by the bank.

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

The carrying value of securities available for sale at the end of 1999 was adjusted down $110,667 to reflect a decrease in market value from amortized cost. Securities held to maturity had a market value less than amortized cost of $168 at year end. Management considers the decrease in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 1998 was adjusted upward $163,841 to reflect an increase in market value over their amortized cost at that date. Securities held to maturity had a market value in excess of carrying value of $33,797 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

Loans

At December 31, 1999, loans, net of allowance for loan losses and unearned discount, were $22,571,970. This was an increase of $6,218,002 over $16,353,968 at the end of 1998. Average loans during the year 1999 were $19,518,893 up approximately $4,480,931 from the average of 1998.

At December 31, 1998, loans, net of allowance for loan losses and unearned discount, were $16,353,968. This was an increase of $2,647,104 over $13,706,864 at the end of 1997. Average loans during the year 1998 were $15,037,962 up approximately $1,673,012 from 1997.

FINANCIAL CONDITION ANALYSIS

Deposits

At December 31, 1999 total deposits were $40,185,210 an increase of $2,148,126 over that of the prior year end balance. Average deposits for the year ended 1999 were $39,627,441 as compared to $37,162,877 in 1998. Average deposits are up due to growth in our local economy and growth from some of our larger depositors.

At December 31, 1998 total deposits were $38,097,084 an increase of $4,376,456 over that of the prior year end balance. Average deposits for the year ended 1998 were $37,162,877 as compared to $33,537,170 in 1997. Average deposits are up, as mentioned previously, due to growth in our local economy and growth from some of our larger depositors.

Time deposits of $100,000 and greater were $11,292,855 at the end of 1999, an increase of $953,814 over that of the prior year. The increase was due to increases in Public Funds from bids won during the year and from growth from several of our larger depositors. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. We hold $2,000,000 in jumbo certificates from the State of Louisiana. Rates on these funds are attractive compared to alternatives for funding.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 1999, nonperforming assets were $217,320, a decrease of $22,956 from 1998. As of December 31, 1998, nonperforming assets were $240,276, a decrease
of $14,433 from 1997.    Nonaccrual loans at December 31, 1999,
1998 and 1997 were $0, $10,556, and $24,988, respectively.  Other real estate owned was $217,320, $229,720 and $229,721 at December 31, 1999, 1998 and 1997, respectively. The improvement in nonperforming assets was accomplished through the reduction in non-accrual loans and the write-down of other real estate owned.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $227,555, $223,904 and $230,951 at December 31, 1999,
1998 and 1997, respectively.

Capital and Dividends

The Company's risk based capital ratios at December 31, 1999 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 8.11% and risk based capital was 17.9%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 7.9% at December 31, 1999. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company. During 1999 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $41,887 which was paid to stockholders in the form of a dividend.

Fourth Quarter Results

Net income for the fourth quarter of 1999, 1998, and 1997 was $131,577, $80,466, and $83,933, respectively. The increase in income for the quarter was due to adjustments to estimates made during the year, the book tax deduction associated with timing differences on the bad debt reserve and increases in interest income earned on loans that were booked earlier in the year. Income before income tax for the quarter ended December 31, 1999 was $176,545 as compared to $123,636 for the same quarter ended 1998.

Year 2000

Thanks to the diligence of our employees and management, we did not experience any significant disruptions with our computer systems as the result of the year 2000 date change.









































Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 29 to 66.


























                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 1999 and 1998






































                           TABLE OF CONTENTS




Page

INDEPENDENT AUDITOR'S REPORT                                    1


FINANCIAL STATEMENTS
  Consolidated balance sheets                                   2
  Consolidated statements of income                             3
  Consolidated statements of changes in stockholders' equity    4
  Consolidated statements of cash flows                         5
  Notes to consolidated financial statements                 6-28

SUPPLEMENTARY INFORMATION

  Consolidated schedules of other operating expenses            30
  Consolidating schedules -
    Consolidating balance sheet                                 32
    Consolidating statement of income                           33
    Consolidating statement of cash flows                       34
















                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary information contained on pages 29-34 is presented for purposes of additional analysis and, although not required for a fair presentation of consolidated financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the audits of the consolidated financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the consolidated financial statements taken as a whole.


                      Kolder, Champagne, Slaven, & Rainey, LLC
                      A Corporation of Certified Public Accountants Breaux Bridge, Louisiana
January 26, 2000




                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 1999 and 1998
                           (in thousands)


                                              1999          1998
                                   ASSETS

Cash and due from banks                     $ 2,159       $ 1,574
Interest bearing deposits w/banks                89            74
Securities available for sale                17,770        18,333
Securities to be held to maturity             1,622         5,583
Other securities                                387           354
Federal funds sold                            1,475         1,500
Loans, net of allowance for loan losses
  and unearned discount on loans             22,572        16,354
Bank premises, furniture,
  fixtures and equipment                        733           808
Accrued interest receivable                     380           357
Other real estate owned                         217           230
Other assets                                     53           116
                                          ---------     ---------
           Total assets                     $47,457       $45,283
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 7,109      $ 6,795
    Interest bearing -
      NOW and MMDA accounts                    6,424        6,744
      Savings                                  3,740        3,593
      Time, $100,000 and over                 11,293       10,339
      Other time                              11,619       10,626
                                           ---------     --------
           Total deposits                     40,185       38,097

  Accrued interest payable                       192          164
  Other borrowed funds                         3,141        3,260
  Other liabilities and accrued expenses         173          184
                                           ---------     --------
           Total liabilities                  43,691       41,705

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            2,433        2,064
  Less:  200 shares
           of treasury stock                     (19)         (19)
         Accumulated other
           comprehensive income                  (73)          108
                                           ---------     --------
           Total stockholders' equity          3,766        3,578

           Total liabilities and
             stockholders' equity            $47,457      $45,283
                                          ===========   ==========


The accompanying notes are an integral part of this statement.










































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 1999, 1998 and 1997
                           (in thousands)


                                    1999         1998         1997

INTEREST INCOME
  Interest and fees on loans       $1,859      $1,483       $1,322
  Interest on investment securities:
    Interest on securities
      available for sale            1,031         913          894
    Interest on securities
      to be held to maturity          206         277          288
    Obligations of state and
      political subdivisions           52          54           45
    Interest and dividends
      on other securities              15          15           15
  Interest on federal funds sold       53         132           48
  Interest on deposits in banks         2           9            -
                                    -----       -----        -----
      Total interest income         3,218       2,883        2,612

INTEREST EXPENSE
  Interest on deposits              1,284       1,269        1,127
  Federal funds purchased               7           -            3
  Interest on borrowed funds          181         114            -
  Interest on securities repurchased    8           -            2
  Other interest                        2           3            4
                                    -----       -----        -----
      Total interest expense        1,482       1,386        1,136

      Net interest income before
        recovery of possible
        loan losses                 1,736        1,497       1,476

PROVISION FOR POSSIBLE LOAN LOSSES    (60)           -         (10)
                                    -----        -----       -----
      Net interest income after
        recovery of possible
        loan losses                 1,676        1,497       1,466

OTHER INCOME
  Service charges on
    deposit accounts                  302          272         258
  Commissions income                   44           34          30
  ATM income                           14           13          10
  Net gain on security transactions     1            2           2
  Net other real estate gain            -           10           -
  Other operating revenue              45           32          21
                                    -----        -----       -----
      Total other income              404          363         321

      Income before other expenses  2,080        1,860       1,787

OTHER EXPENSES
  Salaries and employee benefits      779          677         645
  Occupancy expenses                  226          194         184
  Furniture and equipment expenses     36           36          35
  Data processing expenses             60           39          33
  Net other real estate expense         1           10           3
  Other operating expenses            381          355         368
                                    -----        -----       -----
      Total other expenses          1,484        1,311       1,268

      Income before income taxes      596          549         519

INCOME TAXES BENEFIT (EXPENSE)       (185)        (162)       (156)
                                    -----       ------       -----
      Net Income                   $  411       $  387      $  363
                                  =======      =======     =======
      Net income per share
         of common stock-basic     $14.72       $13.87      $12.98
                                  =======      =======     =======
      Net income per share
         of common stock-diluted   $14.72       $13.87      $12.98
                                  =======      =======     =======

      Average shares outstanding   27,925       27,925      27,925
                                  =======      =======     =======

The accompanying notes are an integral part of this statement.






















               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 1999, 1998 and 1997
                        (in thousands)

                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
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

  Other Comprehensive Income,
    Net of income tax of $56

    Unrealized gain on securities,
      net of reclassification
      adjustment of $1       -           -        (10)         (10)
                        -------      -----      ------      -------
  Total Comprehensive Income -         387        (10)          377

  Cash Dividend,
    $1.50 per share          -         (41)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1998     $1,405      $2,066       $107        $3,578

  Net income                 -         411          -           411

  Other Comprehensive Income,
    Net of income tax of $38

    Unrealized gain on securities,
      net of reclassification
      adjustment of $4       -           -       (181)        (181)
                        -------      -----      ------      -------
  Total Comprehensive Income -         411       (181)         230

  Cash Dividend,
    $1.50 per share          -         (42)         -          (42)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999      $1,405     $2,435        (74)       $3,766
                        =======      =====      ======      =======

The accompanying notes are an integral part of this statement.




               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 1999, 1998 and 1997
                        (in thousands)

                                     1999       1998       1997

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 411      $ 387      $ 363
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment        118         89         85
      (Gain) loss on other
        real estate owned               -         (9)         -
      (Increase) decrease in:
        other assets                   62          4         21
        accrued interest receivable   (22)       (43)       (45)
        accrued interest payable       28          9          2
        other liabilities             (10)        (4)        10
                                     -----      -----      -----
         Net cash provided
           by operating activities    587        433        436
                                     -----      -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks                 (15)       (71)        (3)
  (Increase) decrease in
    federal funds sold                 25       (450)        175
  Proceeds from sales of
    securities available for sale     746      1,200         400
  Proceeds from maturities of
    securities available for sale    4,672     8,361         250
  Proceeds from maturities of
    securities held to maturity     10,711      4,776       6,718
  Purchases of securities
    to be held to maturity            (698)    (4,625)     (2,953)
  Purchases of securities
    available for sale             (11,121)   (14,415)     (4,949)
  Net (increase) decrease
    in loans                        (6,218)    (2,647)       (998)
  Capital expenditures for
    bank premises and equipment        (44)      (223)        (51)
  (Increase) decrease in
    other real estate owned             13          1        (175)
  Proceeds from the sale of
    other real estate owned              -         10           -
                                      -----      -----      -----
      Net cash provided by
       (used in)investing
       activities                   (1,929)    (8,083)    (1,586)
                                    -------    -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                   314         159        962
    NOW and MMDA                     (319)     (1,220)      (506)
    Savings deposits                  147           2        335
    Time deposits, >= $100,000        953       1,451        727
    Other time deposits               992       1,544      (172)
  Proceeds from long-term debt          -       3,325          -
  Repayment of long-term debt        (119)        (65)         -
  Dividends paid                      (41)        (41)       (42)
                                     -----      -----       -----
      Net cash provided by
        financing activities         1,927      7,595       1,304
                                   -------     ------       -----

      Net increase (decrease) in
        cash and cash equivalents      584        (55)        154

CASH AND CASH EQUIVALENTS,
  beginning of year                  1,574       1,630       1,476

CASH AND CASH EQUIVALENTS,
  end of year                      $ 2,158     $ 1,575     $ 1,630
                                   =======     =======     =======

CASH PAID DURING THE YEAR

  Interest                        $1,454     $ 1,377    $ 1,133
                                  ======     =======    =======
  Income taxes                    $  141     $   204    $   170
                                  ======     =======    =======

The accompanying notes are an integral part of this statement.


           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 1999, 1998 and 1997, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

    F.   Cash and Cash Equivalents

            For the purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks". Cash, cash equivalents and due from banks at December 31 included the following:
                                     (in thousands)
                              1999         1998         1997
         Cash and due
           from banks        $2,159       $1,574       $1,630
                           ==========   ==========   ==========

            The Bank maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Bank had deposits at institutions and agency federal funds exceeding the insured amount by approximately $1,920,550.

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

               At December 31, 1999 and 1998, the Bank did not own any trading securities.

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

     (in thousands)
     Securities available for sale:
       December 31, 1999 -
         U.S. Government and
           agency securities  $ 2,298    $ -      $(54)    $ 2,244
         Mortgage-backed
           securities          15,583     29       (86)     15,526
                              -------    ---      ------   -------
                              $17,881    $29     $(140)    $17,770
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 1998 -
         U.S. Government and
           agency securities  $ 2,399    $17       $  -    $ 2,416
         Mortgage-backed
           securities          15,770    152        (5)     15,918
                              -------    ---      ------   -------
                              $18,170   $169       $(5)    $18,334
                              =======    ===      ======   =======

     (in thousands)
     Securities to be held to maturity:
       December 31, 1999 -
         State and municipal
           securities           1,153      4         (2)     1,155
         Mortgage-backed
           securities             469      -         (3)       466
                              -------    ---      ------   -------
                              $ 1,622    $ 4      $  (5)    $1,621
                              =======    ===      ======   =======

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
                              =======    ===      ======   =======

          Investment securities carried at approximately $8,280,131 at December 31, 1999 and $4,789,000 at December 31, 1998 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                                    1999    1998
     Gross realized gains:
       Mortgage backed securities                    $ 2    $  1
       Other securities                                -       -
                                                     ---    ----
         Total realized gains                        $ 2    $  1
                                                     ===    ====

     Gross realized losses:
       U.S. government & agency securities           $ -    $  -
       Mortgage-backed securities                      1       -
       Other securities                                -       -
                                                     ---    ----
         Total realized losses                       $ 1    $  -
                                                     ===    ====


          The maturities of debt securities at December 31, 1999 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $  505  $  505    $ 7,096  $ 7,037
     Due from one to five
        years                    1,086   1,087     10,481   10,425
     Due from five to ten
        years                        -       -        304      308
     Due after ten years            31      29          -        -
                                ------  ------    -------  -------
                                $1,622  $1,622    $17,881  $17,770
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

 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      1999             1998
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               2,368  $236,800   2,040 $204,000
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $386,800         $354,000
                                        ========         ========

          These securities are valued at cost. The stock in Federal Home Loan Bank of Dallas is considered to be a restricted security and is required to be maintained.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                1999        1998

     Real estate loans                        $11,502     $ 7,032
     Commercial and industrial loans            8,594       7,128
     Personal and consumer loans                2,689       2,381
     All other loans (including overdrafts)        36          33
                                              -------     -------
                                               22,821      16,574
     Less:  Unearned discount                     (16)        (47)
            Allowance for loan losses            (233)       (173)
                                              -------     -------
              Loans, net                      $22,572     $16,354
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

          Loans on which the accrual of interest has been discontinued or reduced amounted to $0 and $10,556 at December 31, 1999 and 1998, respectively. If interest on those loans had been accrued, such income would have approximated $0, $1,135 and $2,250 for 1999, 1998 and 1997 respectively.
     The Bank did not recognize any interest income on nonaccrual loans during 1999.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       1999     1998     1997

     Balance, beginning of period      $173     $171     $158
       Provision added to operations     60        -       10
       Loans charged off                 (6)     (11)      (3)
       Recoveries                         6       13        6
                                       ----     ----     ----
     Balance, end of period            $233     $173     $171
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 1999 is sufficient to cover any possible loan losses.

 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 1999 and 1998:
     (in thousands)
                                                1999      1998

     Land                                      $ 266     $ 266
     Bank buildings and improvements             770       768
     Furniture, fixtures and equipment           745       750
                                               -----     -----
                                               1,782     1,784
                                               =====     =====
     Accumulated depreciation
       and amortization                       (1,049)     (977)
                                               -----     -----
                                               $ 733     $ 808
                                               =====     =====

          Depreciation expense for the periods ended December 31, 1999, 1998 and 1997, amounted to $118,498, $89,314, and
     $85,413, respectively.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 1999 and 1998 is composed of the following:
     (in thousands)
                                                 1999       1998

     Other real estate owned,
       acquisition value                        $ 230       $ 230
     Add: Renovation costs                          5          -
     Less:  Allowance for other
              real estate losses                  (18)         -
                                                -----       -----
              Net value                         $ 217       $ 230
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           1998    1997    1996

     Balances, beginning of period        $   -   $  33   $  13
       Provision charged to operations       17       -      20
       Sales of properties                    -    (33)      -
                                          -----   -----   -----
     Balances, end of period              $  17   $   -   $  33
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo time deposits, each with a minimum denomination of $100,000, was approximately $11,292,855 and $10,339,041 in 1999 and 1998 respectively.

          At December 31, 1999, the scheduled maturities of time deposits are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          2000                                   $19,772
          2001                                     2,540
          2002                                       556
          2003                                        27
          2004                                        17
          2005 and thereafter                          0
                                                  ------
                                                 $22,912
                                                  ======
          Members of the board of directors had $7,598,993 and $3,448,827 of deposits at December 31, 1999 and 1998, respectively.

 (8) Other Borrowed Funds

          Teche Bank has borrowed monies from the Federal Home Loan Bank of Dallas (FHLB) in the form of (5) advances. All advances are secured by approximately $3,300,000 of mortgage loans and mortgage-backed securities. At December 31, 1998, the Bank had approximately $1,626,000 of unused lines of credit with FHLB to be drawn upon as needed.

                                         1999         1998
   (in thousands)

    Note payable to FHLB, fixed
      interest at 5.82%, payable
      in equal monthly installments
      of $5 through March 1, 2008        $ 432         $ 472

    Note payable to FHLB, fixed
      interest at 5.93%, payable
      in equal monthly installments
      of $3 through February 1, 2008
      with a balloon payment of $421
      payable on February 20, 2008         489           495

    Note payable to FHLB, fixed
      interest at 5.93%, payable
      in equal monthly installments
      of $7 through March 1, 2013          762           799

    Note payable to FHLB, fixed
      interest at 5.45%, payable
      in equal monthly installments
      of $6 through September 1, 2013
      with a balloon payment of $699
      payable on September 23, 2013        984           998

    Note payable to FHLB, fixed
      interest at 5.26%, payable
      in equal monthly installments
      of $4 through October 1, 2013        474           496
                                        ------         ------
                                        $3,141         $3,260
                                        ======         ======

    Following are maturities of long-term debt:
      (in thousands)
                                                      Amount

      2000                                            $  126
      2001                                               134
      2002                                               142
      2003                                               150
      2004                                               159
      2005 - 2009                                      1,221
      2010 - 2013                                      1,209
                                                      ------
                                                       3,141
                                                      ======

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

 (10) Concentration of Credit

          All of the Bank's loans, commitments, and standby letters of credit have been granted to customers in the Bank's market area as described in Note 1, Item B. The concentration of credit by type of loan is set forth in Note 4. Investments in state and municipal securities also involve governmental entities within the Bank's market area. The Bank, as a matter of policy, does not extend credit to any single borrower or group of related borrowers in excess of $900,000.

(11) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 1999, 1998 and 1997 are as follows:
                                           (in thousands)
                                        1999     1998     1997

          Income taxes currently payable:
            Federal                    $ 205   $ 154   $  171

          Deferred tax asset (liability) due
            to timing differences        (20)      8      (15)
                                       -----     ----    -----
          Total income tax expense     $ 185   $ 162    $ 156
                                       =====    =====    =====

          The effective tax rate of 31.1 percent in 1999, 29.3 percent in 1998, and 30.2 percent in 1997 differs from the statutory rate of 34 percent principally because of temporary differences between tax purposes and financial reporting purposes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        1999       1998      1997

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%
     Temporary differences giving rise
       to deferred tax amounts          (3.3)        1.3      (2.8)
     Temporary difference recognized
       this year                        (1.0)      (1.6)        -
     Other                               1.4      (4.4)     (1.0)
                                        -----      -----     -----

     Income tax expense-effective rate  31.1%      29.3%     30.2%
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

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 1999      1998

          Deferred tax asset                    $   4     $   -
          Deferred tax liability                  (45)     (155)
                                                 -----     -----
            Net deferred tax asset (liability)  $ (41)    $(155)
                                                 =====     =====
(12) Net income per share of common stock

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 1999, 1998 and 1997.

(13) Pension Plan

          The Bank has a non-contributory, money-purchase pension plan that covers any employee that has completed one (1) year of service and has attained age 21. Pension costs include certain service costs, which are accrued and funded currently. Pension expenses charged to operations in 1999, 1998, and 1997 were $0, $59,353, and $44,038, respectively. The Bank's pension plan was replaced by a 401(k) Plan as of January 1, 1999 (see Note 14).

(14) 401(k) Plan

          The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. This plan began January 1, 1999. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee equally over a 7 year period. For the year ended December 31, 1999, expense attributable to the Plan amounted to $60,268.

(15) Related Party Transactions

     A. At December 31, 1999 and 1998, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,186,245 and $1,137,211, respectively. These loans were made at prevailing interest rates.

     B. The Bank leases an automobile from one of the directors in the amount of approximately $6,000 per year.

     C. The Bank paid director fees to members of the board of directors in the amount of $70,500, $70,400, and $55,600, for 1999, 1998 and 1997, respectively.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 1999, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes have changed the institution's category.


          The Bank's actual capital amounts and ratios are also presented in the table.

                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 1999:
     Total Capital
       (to risk weighted
          assets)
          $4,072    17.9%     $1,817    >=8%      $2,271    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $3,839    16.9%     $  908    >=4%      $ 1,362   >= 6%

     Tier I Capital
         (to average
            assets
          $3,839     8.1%     $1,893    >=4%      $2,367    >= 5%

     As of December 31, 1998:
     Total Capital
       (to risk weighted
          assets)
          $3,685    18.7%     $1,574    >=8%      $1,967    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $3,512    17.8%     $  787    >=4%      $ 1,180   >= 6%

     Tier I Capital
         (to average
            assets
          $3,512     7.9%     $1,805    >=4%      $2,256    >= 5%


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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 1999, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $3,017,684, summarized as follows: (in thousands)

          Commitments to extend credit           $  2,966
          Credit Card arrangements                     -
          Standby letters of credit                    51
                                                 --------
                                                 $  3,017
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

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 1999:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 3,723      $ 3,723
       Securities available for sale          17,770       17,770
       Securities to be held to maturity       1,622        1,621
       Loans                                  22,572       22,432
       Accrued interest receivable               380          380

     Financial liabilities:
       Deposit liabilities                    40,185       40,225
       Accrued interest payable                  192          192
       Other borrowed funds                    3,141        3,141
       Other liabilities                         173          173

     Off balance sheet instruments:
       Commitments to extend credit                -        2,966
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           51

     December 31, 1998:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 3,149      $ 3,149
       Securities available for sale          18,334       18,334
       Securities to be held to maturity       5,583        5,617
       Loans                                  16,354       16,253
       Accrued interest receivable               357          357

     Financial liabilities:
       Deposit liabilities                    38,097       38,135
       Accrued interest payable                  164          164
       Other borrowed funds                    3,260        3,267
       Other liabilities                         184          184

     Off balance sheet instruments:
       Commitments to extend credit                -        2,156
       Credit card arrangements                    -            -
       Stand by letter of credit                   -          124



(18) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 1999 and 1998
                           (in thousands)

                                                 1999       1998
                          ASSETS

      Current assets:
        Cash                                     $  -         $  1
        Investment in Teche Bank & Trust Co.    3,756        3,568
        Other assets                               10            9
                                                -----        -----
            Total assets                       $3,766       $3,578
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                        $ -          $ -
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       2,433        2,064
      Treasury stock                              (19)         (19)
      Accumulated other comprehensive income      (73)         108
                                                -----        -----
            Total stockholders' equity          3,766        3,578
                                                -----        -----
            Total liabilities and
              stockholders' equity             $3,766       $3,578
                                               ======       ======

                        STATEMENTS OF INCOME
            Years Ended December 31, 1999, 1998 and 1997
                          (in thousands)
                                            1999    1998    1997

    Income:
      Income from subsidiary                $369    $345    $321
      Interest and dividends on corporate
        securities                            43      42      42
      Other income                             -       1       1
                                             ---     ---     ---
          Total income                       412     388     364
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       -       -
      FDIC and state assessments               1       1       1
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            -       -       -
                                             ---     ---     ---
          Total operating expenses             1       1       1
                                             ---     ---     ---
          Net income                        $411    $387    $363
                                            ====    ====    ====















            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 1999, 1998 and 1997
                         (in thousands)
                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
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

  Other Comprehensive Income,
    Net of income tax of $56

    Unrealized gain on securities,
      net of reclassification
      adjustment of $1       -           -        (10)         (10)
                        -------      -----      ------      -------
  Total Comprehensive Income -         387        (10)          377

  Cash Dividend,
    $1.50 per share          -         (41)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1998     $1,405      $2,066       $107        $3,578

  Net income                 -         411          -           411

  Other Comprehensive Income,
    Net of income tax of $(37)

    Unrealized gain on securities,
      net of reclassification
      adjustment of $1       -           -       (181)        (181)
                        -------      -----      ------      -------
  Total Comprehensive Income -         411       (181)         230

  Cash Dividend,
    $1.50 per share          -         (42)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999     $1,405      $2,435       $(74)       $3,766
                        ======       =====      ======      =======


                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 1999, 1998 and 1997
                           (in thousands)
                                       1999       1998       1997


    Cash flows from operating activities:
      Net income                      $ 411      $ 387      $ 363
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (369)      (345)      (321)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets                -        (1)        (1)
                                       ----       ----       -----
                Net cash provided by operating
                  activities             41         41         41
                                       ----       ----       ----

    Cash flows from financing activities:
      Dividends paid                    (42)       (41)       (41)
        Decrease in notes payable         -          -          -
                                       ----       ----        ----
          Net cash used in financing
            activities                  (42)       (41)       (41)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                  (1)          -          -

    Cash, beginning of period             1          1          1
                                       ----       ----       ----
    Cash, end of period                 $ -        $ 1       $  1
                                       ====       ====       ====







                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 1999, 1998 and 1997
                           (in thousands)


                                      1999       1998       1997


Advertising                           $ 23       $ 21       $ 20
Armored car service                      4          4          4
Audits and examinations                 16         18         18
ATM expense                             23         23         21
Cash short                               4          3          4
Club account fees                       22         20         18
Collections                              2          2          3
Committee fees                           3          3          2
Conventions and seminar                  3          9          7
Correspondent bank service charges      44         34         38
Courier service                          2          3          2
Directors' fees                         71         70         56
Donations                                3          3          4
Dues and subscriptions                   4          3          4
FDIC and state assessments              20         19         18
Insurance                               22         29         33
Lease expense                            6          6          6
Legal and professional fees              2          4          8
Miscellaneous                            6          6         10
Office expense                          52         44         36
Postage and freight                     22         21         27
Other taxes and licenses                 1          1          1
Travel and entertainment                 9          9          7
ORE Devaluation                         17          -         21
                                      ----       ----       ----
                                      $381       $355       $368
                                      ====       ====       ====
















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 1999
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 2,159    $ -       $  -       $2,159
Interest bearing deposits     89      -          -           89
Securities available
  for sale                17,770      -          -       17,770
Securities to be held
  to maturity              1,622      -          -        1,622
Other securities             387      -          -          387
Federal funds sold         1,475      -          -        1,475
Loans                     22,821      -          -       22,821
Less:  Allowance for
         loan losses        (233)     -          -         (233)
       Unearned discount
         on loans            (16)     -          -          (16)

Bank premises, furniture,
  fixtures and equipment     733      -          -          733
Accrued interest receivable  380      -          -          380
Other real estate owned      217      -          -          217
Investment in subsidiary       - (3,756)     3,756            -
Other assets                  53    (10)        10           53
                           -----    ----       ---        -----
    Total assets         $47,457 $(3,766)   $3,766      $47,457
                         ======= ========   ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 7,109    $ -     $  -        $ 7,109
  Interest-bearing -
    NOW and MMDA accounts  6,424      -        -          6,424
    Savings                3,740      -        -          3,740
    Time,$100,000 and over11,293      -        -         11,293
    Other time            11,619      -        -         11,619
                          ------    ---      ---         ------
      Total deposits      40,185      -        -         40,185

Accrued interest payable     192      -        -            192
Other borrowed funds       3,141      -        -          3,141
Other liabilities and
  accrued expenses           173     10        -            183
                          ------    ---      ---         ------
    Total liabilities     43,691     10        -         43,701
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        2,433  2,029    2,433          2,029
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,             (73)   (73)     (73)           (73)
                           -----    ----    -----          -----
      Total stockholders'
        equity             3,766  3,756    3,766          3,756
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $47,457 $3,766   $3,766        $47,457
                         ======= ======   ======        =======





































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 1999
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $1,859   $  -     $  -         $1,859
  Interest on investment securities -
    Interest on securities
      available for sale   1,031      -        -          1,031
    Interest on securities
      held to maturity       206      -        -            206
    State and municipal
      obligations             52      -        -             52
    Interest and dividends on
      other securities        15     43       43             15
  Interest on federal
    funds sold                53      -        -             53
  Interest on deposits
    in banks                   2      -        -              2
                           -----    ---      ---          -----
    Total interest income  3,218     43       43          3,218
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,284      -        -          1,284
  Interest on federal
    funds purchased            7      -        -              7
  Interest on borrowed funds 181      -        -            181
  Interest on securities
    repurchased                8      -        -              8
  Other interest               2      -        -              2
                             ---    ---      ---           ----
    Total interest expense 1,482      -        -          1,482
                             ---    ---      ---          -----
      Net interest income  1,736     43       43          1,736

Provision for loan losses     60      -        -             60
                           -----    ---      ---          -----
Net interest income after
     provision for loan
     losses                1,676     43       43          1,676

OTHER INCOME
  Service charges, collection
    and exchange charges     302      -        -            302
  Commissions income          44      -        -             44
  ATM income                  14      -        -             14
  Net gain on security
    transactions               1      -        -              1
  Other operating revenue     44      -        -             44
                            ----    ---      ---           ----
    Total other income       405      -        -            405
                            ----    ---      ---           ----
      Income before other
        expenses           2,080     43       43          2,080

OTHER EXPENSES
  Salaries and employee
    benefit                  779      -        -            779
  Occupancy expenses         227      -        -            227
  Furniture and equipment     36      -        -             36
  Data processing expenses    60      -        -             60
  Net other real estate exp.   1      -        -              1
  Other operating expenses   381      -        1            380
                            ----   ----     ----          -----
      Total other expenses 1,484      -        1          1,483
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        596     43       42            597

INCOME TAX EXPENSE          (185)     -        -           (185)
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        411     43       42            412

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     369      369              -
                           -----   -----    -----          -----
      Net income           $ 411  $ 412    $ 411          $ 412
                           =====   =====    =====          =====




















                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 1999
                           (in thousands)

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 411     $(412)     $ 411      $ 412

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       369       (369)         -
      Depreciation of
        bank premises
        and equipment       119         -          -        119
      Decrease in
        other assets         62         -          -         62
      Increase in accrued
        interest receivable (23)        -          -        (23)
      Increase (decrease)
        in accrued
        interest payable     29         -          -         29
      Decrease in other
        liabilities         (11)        -          -        (11)
                          -----        ---       ---       -----
         Net cash provided
         by operating
         activities         587       (43)        42        588

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks        (15)       -          -        (15)
  Increase in federal
    funds sold                25       -          -          25
  Proceeds from sales of
    securities available
    for sale                 746         -          -       746
  Proceeds from maturities of securities
    available for sale     4,672         -          -     4,672
  Proceeds from maturities of securities
    held to maturity      10,711         -          -    10,711
  Purchases of securities to
    be held to maturity     (698)        -          -      (698)
  Purchases of securities
    available for sale   (11,121)        -          -   (11,121)
  Net increase in loans   (6,218)        -          -    (6,218)
  Capital expenditures for bank
    premises and equipment   (44)        -          -       (44)
  Decrease in other
    real estate owned         12         -          -         12
                          ------      ----       ----     ------
      Net cash used in
        investing
        activities       (1,930)        -          -     (1,930)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits         313         -          -        313
    NOW and MMDA           (319)          -          -     (319)
    Savings deposits        147         -          -        147
    Time deposits $100,000
      and over              953         -          -        953
    Other time              993         -          -        993
  Repayment of long-term
    debt                   (119)        -          -       (119)
  Dividends paid            (41)       43        (42)       (42)
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      1,927        43        (42)      1926
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents       584        -          -         584

CASH AND CASH EQUIVALENTS,
  beginning of year       1,574        -          -       1,574
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 2,158      $ -        $ -     $ 2,158
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III

Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            64   Retired       Sept., 1969     1,344          4.8%
                                to Present

James B. Bulliard, Sr.
St. Martinville, LA
            64    Owner & GM   Sept., 1969     3,704         13.3%
                 Manager Food   to Present
                  Processor

Harris J. Champagne, Jr.
New Iberia, LA
             37  Insurance  October, 1996       192            .7%
                   Sales      to Present

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           69    Owner        Sept., 1969     2,760          9.9%
                Electrical    to Present
                Contractor

Larry C. Degeyter
St. Martinville, LA
           58    Owner,        June, 1981       721          2.6%
                Building       to Present
               Contractor

Melvin Douet
St. Martinville, LA
             54    Owner,   June, 1996          357           1.3%
                   Douet     to Present
                   Motors, Inc.

Alcee J. Durand, Jr.
St. Martinville, LA
           41    President     March, 1991      884          3.2%
                  Banking      to Present
Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Darnell E. Fontenot
New Iberia, LA
             61     Owner,   Aug., 1996         212            .8%
                   Mobile    to Present
                   Home Co.

Charles A. Fuselier
St. Martinville, LA
            58   Sheriff     June, 1981         400          1.4%
                             to Present

Hubert Hulin, Sr.
St. Martinville, LA
             81    Retired   June, 1981       1,800          6.4%
                             to Present

Murphy Oubre
St. Martinville, LA
             73    Rice      Sept., 1969        824          2.9%
                  Farmer     to Present

Stanley D. Stockstill
St. Martinville, LA
             85    Retired  March, 1982         511           1.8%
                            to Present

















                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 41   President/           -       Banker more
                            CEO                        than 5 years

Brian Friend         40   Cashier              -       CPA, Banker
                       Vice-President                  more than
                                                        5 years

Charles M. Durand    37     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        42   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    46   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       56   Assistant            -       Banker more
                        Vice-President                than 5 years

Al Viator            45   Assistant            -       Banker more
                        Vice-President                than 5 years

Ruth Sweeney         51   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors other than the following:
                Board Members                      Relationship
   ---------------------------------------      -----------------
Charles A. Fuselier and Stanley D. Stockstill     Nephew and Uncle







Item (11) Executive Compensation - Cash Compensation
Number in                                        Cash Compensation
 Group     Group Title                  1997       1998      1999
---------  -------------                ----       ----      ----
    1      President/CEO              $75,310    $77,178   $73,329

    2      Vice-Presidents             78,785     83,992    90,913

    5      Assistant Vice-Presidents  135,572    139,247   138,548

Compensation Pursuant to Plans

    The Bank has a non-contributory money purchase pension plan that covers any employee that has completed one year of service and has attained age 21. The Bank contributes 10 percent of an employee's annual salary to the plan. During 1999, the Bank contributed $0 to the Plan on behalf of all officers and employees. The Bank's pension plan was replaced by a 401(k) plan as of January 1, 1999.

     The Bank has a 401(k) plan whereby substantially all employees participate in the Plan. This plan began January 1, 1999. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee over a 7 year period. For the year ended December 31, 1999, expense attributable to the Plan amounted to $60,268.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,704    13.3%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,760     9.9%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.4%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     13,889    49.7%

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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/98    as of 12/31/98      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $105,095      $  94,570         8.28%

Harris Champagne, Jr.
                Director           -             -             - %

Gaston L. Dautreuil, Jr.
                Director        80,211        61,985          6.99%

Larry C. Degeyter
                Director       174,915        75,192          7.73%

Melvin P. Douet
                Director       383,800       348,590         10.00%

Alcee J. Durand, Jr.
                Director       60,060         60,060          7.03%

Charles Fuselier
                Director      554,627        523,091          8.50%

Lawrence Melancon
                Director            -              -           - %

Stanley D. Stockstill
                Director        24,250        22,757          6.55%

  Total outstanding at December 31, 1999  $1,186,245
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


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 1999.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            51

         (12)     Computation of Ratios                        19

         (13)     Annual Report to Security Holders         29-66

         (21)     Subsidiary of Registrant                     74

         (23)     Consent of Experts and Council                -


(22)     Subsidiaries of the Registrant
-----    ------------------------------
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

Date: March 28, 2000         By:/s/ Alcee J. Durand, Jr.
     -----------------------    ---------------------
                                 Alcee J. Durand, Jr.
                                 President/Secretary

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/Tilden A. Bonin,Jr.       By:/s/Alcee J. Durand, Jr.
   __________________________   __________________________
   Tilden A. Bonin, Jr   Date    Alcee J. Durand       Date
     Director                       Director, President and
                                    Chief Executive Officer

By:/s/James B. Bulliard, Sr.    By:/s/Darnell Fontenot
   __________________________    __________________________
   James B. Bulliard, Sr.Date     Darnell Fontenot     Date
     Director                        Director

By:/s/Harris J. Champagne, Jr.  By:/s/Charles A. Fuselier
   __________________________   __________________________
   Harris J. Champagne, Jr.Date    Charles A. Fuselier  Date
     Director                        Director

By:/s/Gaston L. Dautreuil,Jr.   By:/s/Hubert Hulin, Sr.
   __________________________   __________________________
   Gaston L. Dautreuil, Jr.Date    Hubert Hulin, Sr.    Date
     Director                        Director

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