Form 10-Q
period 2000-03-31
TECHE BANCSHARES INC
filed 2000-05-12
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2000

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 2000.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 2000 and December 31, 1999
    (Dollars in Thousands)

                                             March 31, December 31
                                               2000       1999
            ASSETS
Cash and due from banks                         $2,136     $2,159
Interest - bearing deposits with banks             115         89
Securities Available for Sale at mkt value      18,171     17,770
Securities Held To Maturity (Market Value
     of $1,515 and $1,622, respectively)         1,518      1,622
Other securities at cost                           390        387
Federal funds sold                                 900      1,475
Loans, net of allowance for loan losses
     of $241 and $233, respectively)            23,757     22,572
Bank premises, furniture, and equipment            716        733
Accrued interest receivable                        311        380
Other real estate owned                            212        217
Other assets                                        71         53
                                            ----------------------
Total assets                                   $48,297    $47,457
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $7,390     $7,109
        Interest bearing -
            NOW and MMDA accounts                7,219      6,424
            Savings                              4,004      3,740
            Time, $100 and over,                 9,828     11,293
            Other time                          12,494     11,619
                                            ----------------------
                Total deposits                  40,935     40,185

Accrued interest payable                           175        192
FHLB Borrowings                                  3,124      3,141
Other liabilities and accrued expenses             198        173
                                            ----------------------
               Total liabilities                44,432     43,691

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,144      1,144
    Retained earnings                            2,579      2,433
                                            ----------------------
                                                 4,004      3,858
    Less:   200 shares of treasury stock           (19)       (19)
                Market Value Allowance on
                  AFS Bonds                       (120)        (73)
                                            ----------------------
                Total stockholders' equity       3,865       3,766
                                            ----------------------
Total liabilities and stockholders' equity     $48,297     $47,457
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 2000 and 1999;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               2000       1999
Interest income:
    Interest and fees on loans                    $530       $399
    Interest on investment securities -
        U.S. government securities                 301        344
        State and political subdivisions            13         14
    Interest on interest-bearing deposits
        in banks                                     1          1
    Dividends on equity securities                   4          0
    Interest on federal funds sold                  14         26
                                            ----------------------
            Total interest income                  863        784
Interest expense:
    Interest on deposits                          $333       $318
    Interest on borrowed funds                      44         46
                                            ----------------------
            Total interest expense                 377        364
                                            ----------------------
Net interest income                                486        420
Provision for Credit Losses                          7          0
                                            ----------------------
    Net interest income after provision            479        420
                                            ----------------------
Other income:
    Service charges on deposit accounts             80         67
    Other income and charges                        28         17
                                            ----------------------
           Total other income                      108         84

Other expenses:
    Salaries and employee benefits                 194        188
    Occupancy expense                               50         55
    Other operating expenses                       125        122
                                            ----------------------
        Total other expenses                       369        365
                                            ----------------------
        Income before income taxes                 218        139

    Income taxes                                    72         42
                                            ----------------------
    Net income                                    $146        $97
                                            ======================


    Net income per share of common stock         $5.23      $3.49
                                            ======================

    Average shares outstanding                  27,925     27,925
                                            ======================


The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 2000 and 1999



                                            Unrealized
                                            Gain (Loss)
                               Common Stock     on
                                Treas. Stk     AFS
                                  Surplus   Securities     Total

Balances, January 1, 2000            $3,839       $(73)    $3,766

    Net income three months             146                   146

    Change in Unrealized AFS                       (47)       (47)
                                    -------      ------     ------

Balances, March 31, 2000             $3,985      $(120)    $3,865
                                    =======      ======    ======



Balances, January 1, 1999            $3,470       $108     $3,578

    Net income three months              97                    97

    Change in Unrealized AFS                        10         10
                                    -------      ------     ------

Balances, March 31, 1999             $3,567       $118     $3,685
                                    =======      ======    ======





The accompanying notes are an integral part of this statement.












TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 2000 and 1999

                                             March 31,  March 31,
                                               2000       1999
Cash flows from operating activities:
    Net income                                    $146        $97
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               24         29
        Provision for Loan loss                      7          0
        Write down of other real estate              5          1
        (Inc)dec accrued int receivable             69         43
        (Inc) dec other assets                     (18)       (17)
        Inc(dec) accrued interest payable          (17)       (40)
        Inc(dec) other liabilities                  25         74
          Net cash provided by operating    ----------------------
            activities                             241        187
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits
      in banks                                     (25)        (5)
    Dec(inc) in federal funds                      575     (1,525)
    Dec(inc) in investment securities             (344)      (810)
    Dec(inc) in other securities                    (4)       (21)
    Net dec (inc) in loans                      (1,192)      (636)
    Capital expenditures premises & equip           (7)       (10)
    Proceeds from sale of securities                 0          0
                                            ----------------------
      Net cash used in investing activities       (997)    (3,007)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                              281        978
      NOW and MMDA                                 795        435
      Savings deposits                             263        190
      Time deposits $100,000 and over           (1,465)         96
      Other time deposits                          875      1,212
      FHLB Borrowings                              (16)       (14)
                                            ----------------------
  Net cash provided by financing activities        733      2,897

 Net increase in cash and cash equivalents         (23)         77

Cash and cash equivalents, beginning             2,159      1,574

Cash and cash equivalents, end of period        $2,136     $1,651


Cash paid during the period:

    Interest                                      $394       $404

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             March 31, 2000

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 2000. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2000.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.06% and Tier one capital ratio was 8.22% at March 31, 2000. The bank only risk based capital ratio was 18.01% and Tier one capital ratio was 8.20%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management monitors our capital ratio and asset growth to assure that the bank will have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 2000, were $15,728 an increase of $5,171 from December 31, 1999. There were no loans on which the accrual of interest had been discontinued at March 31, 2000.

We are actively marketing our other real estate owned. At March 31, 2000 other real estate totalled $211,920. The one piece of real estate, a commercial building, that we own is currently under a two year lease. We are writing down the value of the building owned each month for the amount of income earned on the lease. At the end of each of three two year option periods the lessee has a purchase option on the building.

Results of Operations

Net Income. Our net income for the three (3) months ended March 31, 2000 was $146,047 up $48,531 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in interest and fees on loans. The increase in loan income was partially due to loans made by the
two additional loan officers that we added in 1999.   One of the loan
officers added was an experienced loan officer that we hired away from a large institution in our area. The other loan officer is an officer trainee.


Revenue. Our net interest income for the three (3) months ended March 31, 2000 is up $57,470 as compared to the same period in 1999. The increase in net interest income was the result of increases in the volume of loans.
The increase in loans was due, as previously mentioned, to the addition of two new loan officers. Net interest income increased even after making a provision for loan losses of $6,666 during the first quarter of 2000.

Provision for Loan Losses. Our bad debt reserve totalled $241,329 at March 31, 2000 which represents 1% of our gross loans. During the first quarter of 2000, we added $6,666 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 2000.

Other Income. Our other income is up $24,122 when compared to the same period last year. The increase was mostly due to a increases in NSF fee income and commission income on sales of credit life and disability insurance.

Other Expenses. Other expenses are up $3,405 as compared to the same time last year. Salaries and employee benefits increased $5,740 due to raises given at the end of 1999. Occupancy expenses decreased $5,691 due to smaller amounts of depreciation expense as older computer equipment becomes fully depreciated. Other operating expenses decreased $3,356 from a decrease in stationary, printing and supplies costs.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 2000 was $71,548 as compared to $41,892 for the same period last year. The increase in income tax was due to increased income for the current year.

Year 2000. Thanks to the diligence of our employees and management, we did not experience any significant disruptions with our computer systems as the result of the year 2000 date change or any of the subsequent critical millennium change dates.

















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 12, 2000                  Alcee J. Durand, Jr.
Date                          President/CEO