Form 10-Q
period 2000-06-30
TECHE BANCSHARES INC
filed 2000-08-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2000

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 2000.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 2000 and December 31, 1999
    (Dollars in Thousands)
                                                     June 30,  December 31
                                                       2000       1999
            ASSETS
Cash and due from banks                                 $2,109     $2,159
Interest-bearing deposits with banks                        76         89
Securities Available for Sale at mkt value              16,946     17,770
Securities Held To Maturity (Market Value
     of $1,458 and $1,622, respectively)                 1,465      1,622
Other securities at cost                                   422        387
Federal funds sold                                           -      1,475
Loans, net of allowance for loan losses
     of $250 and $233, respectively)                    25,442     22,572
Bank premises, furniture, and equipment                    702        733
Accrued interest receivable                                368        380
Other real estate owned                                    208        217
Other assets                                               174         53
                                                    ----------------------
Total assets                                           $47,912    $47,457
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,253     $7,109
        Interest bearing -
            NOW and MMDA accounts                        7,129      6,424
            Savings                                      3,981      3,740
            Time, $100 and over,                        10,303     11,293
            Other time                                  12,269     11,619
                                                    ----------------------
                Total deposits                          39,935     40,185

Accrued interest payable                                   200        192
Federal Home Loan Borrowings                             3,354      3,141
Fed Funds Purchased                                        150          -
Repurchase Agreements                                        -          -
Other liabilities and accrued expenses                     247        173
                                                    ----------------------
               Total liabilities                        43,886     43,691
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    2,741      2,433
                                                    ----------------------
                                                         4,166      3,858
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                               (121)       (73)
                                                    ----------------------
                Total stockholders' equity               4,026       3,766
                                                    ----------------------
Total liabilities and stockholders' equity             $47,912     $47,457
                                                    ======================

The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2000 and 1999;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,   June 30,
                                  2000       1999       2000       1999
Interest income:
    Interest and fees on loans      $569       $445     $1,099       $842
    Interest on investment securities -
        U.S. government's            294        310        594        655
        State/political sub's         13         13         26         27
    Dividends on equities              -          -         12          -
    Interest on balances from banks    1          -          2          1
    Interest on federal funds          9          7         24         34
                              --------------------------------------------
        Total interest income        886        775      1,757      1,559
Interest expense:
    Interest on deposits            $339       $321       $672       $639
    Interest on fed funds purchased    -          5          1          5
    Interest on borrowed funds        47         45         91         91
                              --------------------------------------------
        Total interest expense       387        371        764        735
                              --------------------------------------------
Interest inc. before provision       499        404        993        824
Provision for Credit Losses           10         35         17         35
                              --------------------------------------------
    Net interest income              489        369        976        789
                              --------------------------------------------
Other income:
    Service charges deposits          86         74        165        141
    Gain on sale of ORE                -          -          -          -
    Gain on sale of Securities         -          1          -          1
    Other income and charges          20         26         49         43
                              --------------------------------------------
           Total other income        106        101        214        185

Other expenses:
    Salaries/employee benefits       197        186        391        375
    Occupancy expense                 51         56        100        111
    Loss on sale of ORE                -          -          -          -
    Other operating expenses         117        117        243        238
                              --------------------------------------------
        Total other expenses         365        359        734        724
                              --------------------------------------------
    Income before income taxes       230        111        456        250

    Income taxes                      77         35        149         76
                              --------------------------------------------
            Net income              $153        $76       $307       $174

    Net income per share           $5.49      $2.74     $11.01      $6.23

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 2000 and 1999


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 2000         $3,840         $0       $(73)    $3,767

    Net income six months            307                    -        $307

    Change in Unrealized AFS                               (48)      ($48)
                                   ------     ------     ------    ------

Balances, June 30, 2000            $4,147        $0      $(121)    $4,026
                                   ======     ======     ======    ======



Balances, January 1, 1999         $3,470         $0       $108     $3,578

    Net income six months            174                    -        $174

    Change in Unrealized AFS                               (64)      ($64)
                                   ------     ------     ------    ------

Balances, June 30, 1999            $3,644        $0        $44     $3,688
                                   ======     ======     ======    ======



The accompanying notes are an integral part of this statement.








TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 2000 and 1999

                                                     June 30,   June 30,
                                                       2000       1999
Cash flows from operating activities:
    Net income                                            $307       $174
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       48         59
        Provision for Credit Losses                         17         35
        (Gain) Loss on sale of securities                    -         (1)
        Write down of other real estate owned                9          7
        (Inc)dec accrued int receivable                     12        (20)
        (Inc) dec other assets                            (120)       (91)
        Inc(dec) accrued interest payable                    8        (24)
        Inc(dec) other liabilities                          74        101
          Net cash provided by operating            ----------------------
            activities                                     355        240
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks          13         40
    Dec(inc) in federal funds                            1,475      1,500
    Dec(inc) in investment securities                      899        363
    Net dec (inc) in loans                              (2,887)    (4,001)
    Capital expenditures premises & equip                  (18)       (12)
    Dec(inc) in other real estate owned                      -         (5)
                                                    ----------------------
      Net cash used in investing activities               (518)    (2,115)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (856)      (266)
      NOW and MMDA                                         705     (1,381)
      Savings deposits                                     240        542
      Time deposits $100,000 and over                     (990)       408
      Other time deposits                                  650        (16)
      Federal Home Loan Borrowings                         214       (44)
      Increase in federal funds purchased                  150      1,325
      Increase in repurchase agreements                      -      1,325
                                                    ----------------------
  Net cash provided by financing activities                113      1,893

 Net increase in cash and cash equivalents                 (50)        18

Cash and cash equivalents, beginning                     2,159      1,574

Cash and cash equivalents, end of period                $2,109     $1,592


Cash paid during the period:

    Interest                                              $756       $759

    Income Taxes                                          $103        $80


The accompanying notes are an integral part of this statement.
















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             June 30, 2000

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 2000. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2000.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 17.98% and Tier one capital ratio was 8.62% at June 30, 2000. The bank only risk based capital ratio was 17.94% and Tier one capital ratio was 8.6%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 2000, were $6,958 a decrease of $3,599 from December 31, 1999. Loans on which the accrual of interest had been discontinued at June 30, 2000 totalled $0.

We own one piece of other real estate. At the present time our other real estate is vacant. We are writing down our other real estate $1,800 per month. At June 30, 2000 other real estate totalled $208,320 which is down $9,000 from December 31, 1999.

Results of Operations

Net Income. Our net income for the six (6) months ended June 30, 2000 was $307,450 up $133,447 as compared to that of the same period last year. The increase in net income was mostly attributed to an increase in interest and fees on loans. The increase in loan volume was partially due to loans made by the two additional loan officers that we added in 1999. One of the loan officers added was an experienced loan officer that we hired away from a large institution in our area. The other loan officer is an officer trainee.

Revenue. Our net interest income for the six (6) months ended June 30, 2000 is up $186,841 as compared to the same period in 1999. The increase in net interest income was the result of increases in the volume of loans. The increase in loans was due, as previously mentioned, to the addition of two new loan officers. Net interest income increased even after making a provision for loan losses of $16,665 during the first half of the year.

Provision for Loan Losses. Our bad debt reserve totalled $249,861 at June 30, 2000 which represents .97% of our gross loans. During the first half of 2000, we added $16,665 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at June 30, 2000.

Other Income. Our other income is up $28,847 when compared to the same period last year. The increase was mostly due to an increase in NSF fee income over that of the prior year.

Other Expenses. Other expenses are up $9,715 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits. Salaries and benefits increased as the result of raises that were given in the fourth quarter of 1999. Part of the increase in other expenses was offset by a decrease in occupancy expense. Occupancy expense decreased due to smaller amounts of depreciation expense as older computer equipment becomes fully depreciated.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 2000 was $149,019 as compared to $76,493 for the same period last year. The increase in income tax was due to increased income for the current year.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 14, 2000               Alcee J. Durand, Jr.
Date                          President/CEO