Form 10-Q
period 2000-09-30
TECHE BANCSHARES INC
filed 2000-11-14
CIK 740878

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2000

Commission file Number        2-89561

                          Teche Bancshares, Inc.

Louisiana                          72-1008552
(State or other jurisdiction of         (I.R.S Employer
incorporation or organization)          Identification No.)

606 South Main Street, St. Martinville, Louisiana 70582
(Address of principal executive offices 70582

Registrant's telephone number, including area code:
(337) 394-9726

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 2000.
















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 2000 and December 31, 1999
    (Dollars in Thousands)
                                                  September 30, December 31
                                                      2000         1999
            ASSETS
Cash and due from banks                                 $2,208     $2,159
Interest-bearing deposits with banks                        44         89
Securities Available for Sale at mkt value              15,743     17,770
Securities Held To Maturity (Market Value
     of $1,305 and $1,622, respectively)                 1,308      1,622
Other securities at cost                                   426        387
Federal funds sold                                           -      1,475
Loans, net of allowance for loan losses
     of $260 and $233, respectively)                    27,307     22,572
Bank premises, furniture, and equipment                    682        733
Accrued interest receivable                                345        380
Other real estate owned                                    203        217
Other assets                                               231         53
                                                    ----------------------
Total assets                                           $48,497    $47,457
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,484     $7,109
        Interest bearing -
            NOW and MMDA accounts                        6,566      6,424
            Savings                                      3,833      3,740
            Time, $100 and over,                         9,668     11,293
            Other time                                  13,002     11,619
                                                    ----------------------
                Total deposits                          39,553     40,185

Accrued interest payable                                   178        192
Federal Home Loan Borrowings                             3,574      3,141
Fed Funds Purchased                                        550          -
Other liabilities and accrued expenses                     382        173
                                                    ----------------------
               Total liabilities                        44,237     43,691
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    2,910      2,433
                                                    ----------------------
                                                         4,335      3,858
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                (56)       (73)
                                                    ----------------------
                Total stockholders' equity               4,260       3,766
                                                    ----------------------
Total liabilities and stockholders' equity             $48,497     $47,457
                                                    ======================

The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2000 and 1999;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Nine Months Ended
                                Sept. 30,   Sept. 30,  Sept. 30,  Sept. 30,
                                  2000       1999       2000       1999
Interest income:
    Interest and fees on loans      $628       $492     $1,727     $1,335
    Interest on investment securities -
        U.S. government's            276        300        870        954
        State/political sub's         13         13         39         39
    Dividends on equities              -          -         19          9
    Interest on balances from banks    1          -          3          2
    Interest on federal funds          5          2         29         36
                              --------------------------------------------
        Total interest income        923        807      2,687      2,375
Interest expense:
    Interest on deposits            $360       $315     $1,033       $953
    Interest on fed funds purchased    1          8          1         14
    Interest on borrowed funds        52         46        143        136
                              --------------------------------------------
        Total interest expense       413        369      1,177      1,103
                              --------------------------------------------
Interest inc. before provision       510        438      1,510      1,272
Provision for Credit Losses           10         15         27         50
                              --------------------------------------------
    Net interest income              500        423      1,483      1,222
                              --------------------------------------------
Other income:
    Service charges deposits          89         75        252        217
    Gain on sale of ORE                -          -          -          -
    Gain on sale of Securities         -          -          -          1
    Other income and charges          23         23         72         66
                              --------------------------------------------
           Total other income        109         98        324        284

Other expenses:
    Salaries/employee benefits       201        192        592        566
    Occupancy expense                 52         59        152        171
    Loss on sale of ORE                -          -          -          -
    Other operating expenses         116        110        359        349
                              --------------------------------------------
        Total other expenses         369        361      1,103      1,086
                              --------------------------------------------
    Income before income taxes       240        160        704        420

    Income taxes                      79         63        228        140
                              --------------------------------------------
            Net income              $161        $97       $476       $280

    Net income per share           $5.78      $3.46     $17.06     $10.01

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 2000 and 1999


                                         Allowance for
                                         Unrealized Unrealized
                                Common     Loss on  Gain (Loss)
                                Stock,   Marketable     on
                              Treasury &   Equity       AFS
                                Surplus  Securities Securities    Total

Balances, January 1, 2000         $3,840         $0       $(73)    $3,767

    Net income nine months           476                    -        $476

    Change in Unrealized AFS                                17        $17
                                   ------     ------     ------    ------

Balances, Sept. 30, 2000           $4,316        $0       $(56)    $4,260
                                   ======     ======     ======    ======



Balances, January 1, 1999         $3,470         $0       $108     $3,578

    Net income nine months           280                    -        $280

    Change in Unrealized AFS                              (138)     ($138)
                                   ------     ------     ------    ------

Balances, Sept. 30, 1999           $3,750        $0       $(30)    $3,720
                                   ======     ======     ======    ======



The accompanying notes are an integral part of this statement.








TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 2000 and 1999

                                                     Sept. 30,  Sept. 30,
                                                       2000       1999
Cash flows from operating activities:
    Net income                                            $476       $280
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       73         89
        Provision for Credit Losses                         27         50
        (Gain) Loss on Other real estate                     -         (1)
        Write down of other real estate owned               14         12
        (Inc)dec accrued int receivable                     34         (9)
        (Inc) dec other assets                            (178)       (97)
        Inc(dec) accrued interest payable                  (13)       (24)
        Inc(dec) other liabilities                         209        155
          Net cash provided by operating            ----------------------
            activities                                     642        455
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks          46         35
    Dec(inc) in federal funds                            1,475        700
    Dec(inc) in investment securities                    2,359      3,094
    Purchase of other securities                           (39)       (26)
    Net dec (inc) in loans                              (4,761)    (5,507)
    Capital expenditures premises & equip                  (23)       (37)
    Dec(inc) in other real estate owned                      -         (5)
                                                    ----------------------
      Net cash used in investing activities               (943)    (1,746)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (625)       270
      NOW and MMDA                                         142     (1,138)
      Savings deposits                                      92        374
      Time deposits $100,000 and over                   (1,624)     1,891
      Other time deposits                                1,383        156
      Federal Home Loan Borrowings                         432        (74)
      Increase in federal funds purchased                  550          -
                                                    ----------------------
  Net cash provided by financing activities                350      1,479

 Net increase in cash and cash equivalents                  49       188

Cash and cash equivalents, beginning                     2,159      1,574

Cash and cash equivalents, end of period                $2,208     $1,762


Cash paid during the period:

    Interest                                            $1,190     $1,128

    Income Taxes                                          $154       $119


The accompanying notes are an integral part of this statement.
















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2000

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 2000. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2000.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.05% and Tier one capital ratio was 8.88% at September 30, 2000. The bank only risk based capital ratio was 18.00% and Tier one capital ratio was 8.86%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 2000, were $154,447 an increase of $143,890 from December 31, 1999. Loans on which the accrual of interest had been discontinued at September 30, 2000 totalled $0.

We own one piece of other real estate. At the present time our other real estate is vacant. We are writing down our other real estate $1,800 per month. At September 30, 2000 other real estate totalled $202,920 which is down $14,400 from December 31, 1999.

Results of Operations

Net Income. Our net income for the nine (9) months ended September 30, 2000 was $476,276 up $196,689 as compared to that of the same period last year. The increase in net income was mostly attributed to an increase in interest and fees on loans. The increase in loan volume was partially due to loans made by the two additional loan officers that we added in 1999. One of the loan officers added was an experienced loan officer that we hired away from a large institution in our area. The other loan officer is an officer trainee.

Revenue. Our net interest income for the nine (9) months ended September 30, 2000 is up $261,682 as compared to the same period in 1999. The increase in net interest income was the result of increases in the volume of loans. The increase in loans was due, as previously mentioned, to the addition of two new loan officers. Net interest income increased even after making a provision for loan losses of $26,664 during the first half of the year.

Provision for Loan Losses. Our bad debt reserve totalled $260,066 at September 30, 2000 which represents .94% of our gross loans. During the current year, we added $26,664 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at September 30, 2000.

Other Income. Our other income is up $40,150 when compared to the same period last year. The increase over that of the prior year was mostly due to an increase in NSF fee income and commission income on the sale of credit life insurance.

Other Expenses. Other expenses are up $16,872 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits. Salaries and benefits increased as the result of raises that were given in the fourth quarter of 1999. Part of the increase in other expenses was offset by a decrease in occupancy expense. Occupancy expense decreased due to smaller amounts of depreciation expense as older computer equipment becomes fully depreciated.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 2000 was $228,486 as compared to $140,215 for the same period last year. The increase in income tax was due to increased income for the current year.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

November 14, 2000             Alcee J. Durand, Jr.
Date                          President/CEO