Form 10-K
period 2000-12-31
TECHE BANCSHARES INC
filed 2001-03-28
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 2000
                                 or
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

                            (337) 394-9726
        (Registrant's telephone number, including area code)


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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 2000



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 2000                      Parts I, II and IV

Definitive Proxy Statement for the 2000
  Annual Meeting of Shareholders                  Part IV










































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






    In the Bank's general market area there are five other banks and two domestic savings and loan institutions aggressively pursuing loans, deposits and other accounts. Below is a list of banks and savings institutions having offices in St. Martin Parish with their total deposits as of December 31, 2000:

                 Bank                       Thousands of Dollars

Farmers-Merchants Bank and Trust                       $99,917
First Louisiana National Bank                           60,710
Iberia Bank                                             11,276
MidSouth National Bank                                  35,406
St. Martin Bank and Trust                               68,842
Teche Bank and Trust Co.                                41,885
Teche Federal Savings Bank                              23,402

  Total parish bank deposits                          $341,438
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

    The table below indicates the Bank's capital measures at December 31, 2000. The bank meets the risk-based capital guidelines at December 31, 2000 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%     17.15%
                                                 =====     ======
  Tier 2                                           - %      1.06%
                                                 =====     ======
  Total risk-based capital ratio                  8.0%     18.21%
                                                 =====     ======













Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 2000          1999          1998
              ASSETS            ------        -----         ------

Cash and due from banks        $  1,840       $ 1,905      $ 1,794
Interest-bearing deposits
  in banks                           70            48          135
Investments securities:
  U. S. Treasury securities         400           400          524
  Federal agency securities      16,887        21,259       20,001
  States and political
    subdivisions                  1,106         1,166        1,218
  Other securities                  411           373          346
                                 ------        ------        ------
    Total investment securities  18,804        23,198       22,089

Federal funds sold                  704         1,054        2,486
Loans, net of allowance
  for losses                     25,322        19,519       15,038
Bank premises, and equipment        714           771          712
Accrued interest receivable         334           336          320
Other real estate owned             207           226          230
Other assets                        196           275          350
                              ---------     ---------     ---------
    Total assets                $48,191       $47,332      $43,154
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 6,744       $ 6,885      $ 6,299
    NOW and MMDA accounts         7,288         6,731        6,465
    Savings                       3,832         3,894        3,718
    Time (100,000 and over)      10,029        11,043       10,177
    Other time                   12,249        11,075       10,504
                                 ------        ------       ------
           Total deposits        40,142        39,628       37,163
  Federal funds purchased            33           131            3
  Other borrowed funds            3,481         3,197        1,957
  Securities repurchased              0           150            0
  Accrued interest payable          195           159          158
  Other liabilities &
    accrued expense                 331           407          507
                                 ------        ------       ------
     Total liabilities           44,182        43,672       39,788
                                 ------        ------       ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits               2,230         1,881         1,587
  Paid in capital                   380           380           380
    Total stockholders' equity    4,030         3,681         3,387
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      4,009         3,660         3,366
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $48,191       $47,332       $43,154
                               ========      ========      ========









































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  2000          1999           1998
Interest earning assets:
  Interest-bearing deposits,
    in banks                      $ 70          $ 48       $   135
  Interest earned on interest-
    bearing deposits                 4             2             9
  Yield on interest-bearing
    deposits                       6.2%          4.3%          6.7%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $17,288       $21,659       $20,524
  Interest earned on U. S. Treasury
    and federal agency securities 1,129         1,237         1,190
  Yield on U. S. Treasury and
    federal agency securities      6.5%          5.7%          5.8%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                 $1,106          $1,165      $1,218
  Interest earned on obligations of
    states and political
    subdivisions                     51              52          53
  Yield on obligations of states and
    political subdivisions          4.6%           4.5%        4.5%
                                  ======         ======      ======

  Other securities                 $411          $373         $346
  Interest/dividends earned
    on other securities              24            15           15
  Yield on other securities         5.8%         4.1%          4.3%
                                  ======       ======        ======

  Federal funds sold            $   704       $ 1,054        $2,486
  Interest earned on
    federal funds sold               43            53           132
  Yield on federal funds sold       6.1%         5.0%          5.3%
                                  ======       ======        ======

  Net loans                      $25,322      $19,519       $15,038
  Interest and fees
    earned on net loans            2,375        1,859         1,483
  Yield on net loans                9.4%         9.5%          9.9%
                                  ======       ======        ======

  Total interest earning assets  $44,899       $43,819      $39,748
    Interest earned on total
      interest-earning assets      3,626         3,218        2,883
    Yield on total interest-earning
       assets                       8.1%         7.3%          7.3%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $7,288       $ 6,731       $6,465
  Interest paid on NOW AND MMDA
    accounts                         157           144          141
  Average rate on NOW AND MMDA
    accounts                        2.2%          2.1%         2.2%
                                  ======        ======       ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    2000          1999         1998

  Savings                        $ 3,832       $ 3,894       $3,718
  Interest paid on savings            76            77           74
  Average rate paid on savings      2.0%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $10,029       $11,043      $10,177
  Interest paid on time deposits,
    $100,000 and over                544           538          525
  Average rate paid on time deposits,
    $100,000 and over               5.4%          4.9%         5.2%
                                  ======        ======       ======

  Other time deposits            $12,249       $11,074      $10,503
  Interest paid on other time
    deposits                         633           525          530
  Average rate paid on other time
    deposits                        5.2%          4.7%         5.0%
                                  ======        ======       ======

  Federal funds purchase           $ 33          $131         $  3
  Interest paid on federal funds
    purchased                         2             7            -
  Average rate paid on federal funds
    purchased                       5.9%          5.5%         7.6%
                                  ======        ======       ======

 Other borrowed funds              $3,481      $3,197        $1,956
  Interest paid on other borrowed
   funds                              204         181           114
 Average rate paid on other
  borrowed funds                      5.9%        5.7%         5.8%
                                    ======      ======       ======

  Securities repurchased           $    -        $ 150        $  -
  Interest paid on securities
    repurchased                         -            8           -
  Average rate paid on securities
    repurchased                       0.0%        5.1%         0.0%
                                    ======      ======       ======

      Total interest bearing
        liabilities              $36,912      $36,220      $32,823
      Interest paid on total interest
        bearing liabilities        1,616        1,480        1,384
      Average rate on total interest
        bearing liabilities         4.4%         4.1%         4.2%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     4.5%         4.0%        3.8%
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
                                  =====      =====  =====    =====


                                           1999 v. 2000
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                        1         1     -         2
    U. S. Treasury & Federal
      Agency Sec.                  (249)      173   (35)     (111)
    State and political
      subdivisions                   (3)        1     -        (2)
    Federal Funds sold              (18)       12    (4)      (10)
    Net loans                       551       (20)   (6)      525
      Total interest earning
        assets                      282       167   (45)      404

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts            12         7     1        20
    Savings                          (1)        -     -        (1)
    Time deposits, $100,000
      and over                      (50)       55    (5)        -
    Other time deposits              55        55     6       116
    Federal funds purchased          (5)        1     -        (4)
    Securities repurchased           (8)       (8)    8        (8)
    Other Borrowed Funds             16         6     1        23
      Total interest-bearing
        liabilities                  19       116    11       146

      Increase (decrease) in net
        interest income             263        51   (56)      258
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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 2,714    $ 2,714
Int. Bearing deposits
 in banks              84       -        -           -          84
Securities available
  for sale          1,757    9,338     4,361         -      15,456
Securities held
  to maturity       2,553      583        25         -       3,161
Other securities       -         -        -         431        431
Federal funds sold    100        -        -          -         100
Loans               9,476    7,703    10,459         -      27,638
Other assets           -        -         -       1,417      1,417
                  -------  -------    ------    -------    -------
    Total assets $ 13,970  $17,624   $14,845     $4,562    $51,001
                  =======  =======    ======    =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 7,045    $ 7,045
Interest-bearing deposits:
  NOW and MMDA's    2,642    6,164        -          -       8,806
  Savings           1,061    2,475        -          -       3,536
  Time, $100,000
    and over        8,687    2,215        -          -      10,902
  Other time       10,982      615        -          -      11,597

  Other borrowed
   funds              144      673      3,434        -       4,251
  Other liabilities     -       -         -         469        469
  Stockholder's equity  -       -         -       4,395      4,395
                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $23,516  $12,142      $3,434  $11,909    $51,001
                  =======  =======      ======  =======    =======
Interest rate
  sensitivity gap $(9,546) $ 5,482     $11,411  $(7,347)
                   ======= =======      ======   =======










































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 2000, 1999 and 1998 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:
                                      2000
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 2,788      $  9       $ (6)   $  2,791
  Mortgage-backed
    securities           12,643        53        (31)     12,665
                         ------       ---        ----     ------
      Totals             15,431        62        (37)     15,456


Securities held to maturity:
  U.S. Government
    and Agency
    Securities                -          -         -           -
  State and Municipal
    Securities              945          5         -         950
  Mortgage-backed
    Securities            2,216          -        (4)      2,212
                        -------        ---      ----      ------
      Totals              3,161          5        (4)      3,162


Other Securities            431         -          -         431
                        -------        ---       ----     ------
    Totals                  431         -          -         431

      Total securities  $19,023       $ 67      $(41)   $19,049
                        =======       ====      =====   ========

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
                        =========    ====        =====   ========






Investment Portfolio (Continued) -

                                        2000
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years

Securities available for sale:
  U.S. Government and
    Agency Securities   $  400     $ 2,392      $   -      $   -
  Mortgage-backed
    securities           1,358       6,947      1,462       2,899
                        ------       -----      -----       -----
      Totals             1,758       9,338      1,462       2,899

Securities to be held to maturity:
  State and municipal
    securities             361         583          -          -
  Mortgage-backed
    securities           2,193           -          -          25
                        ------       -----      -----       -----
      Totals             2,554         583          -          25

Other securities             -          -           -         431

  Total                 $4,312     $ 9,921     $1,462      $3,354
                        ======     =======    =======      ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      5.9%        6.2%         0.0%     0.0%
                          ======      ======       ======   =====

  Mortgage-backed
    securities             7.2%        7.1%         7.7%     7.5%
                          ======      ======       ======   =====

Securities to be held to maturity:
  State and municipal
    securities             7.6%        6.4%         0.0%     0.0%
                          ======      ======       ======   ======

 Mortgage-backed
   securities              7.2%        0.0%         0.0%     0.0%
                          ======      ======       ======   ======

Other securities           0.0%        0.0%         0.0%     5.8%
                          ======      ======       ======   ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.
Loan Portfolio Information -


Types of Loans:          2000     1999     1998     1997     1996

Real estate loans     $14,479  $11,501  $ 7,032   $ 8,474  $ 7,292
Commercial and
  industrial loans     10,258    8,594    7,128     2,560    2,630
Personal and
  consumer loans        3,157    2,689    2,381     2,897    3,006
All other loans            19       37       33        12       27
                       ------   ------    -----     -----    -----
  Totals               27,913   22,821   16,574    13,943   12,955
Less: Unearned income      (5)     (16)     (47)      (65)     (88)
      Allowance for
        loan losses      (270)    (233)    (173)     (171)    (158)
                       ------   ------    -----     -----    -----
         Net loans    $27,638  $22,572  $16,354   $13,707  $12,709
                      =======  =======  =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                2000      less     five Years     Ten     Years

Real estate   $14,479    $   949     $3,657      $3,581     $6,292
Commercial and
  industrial   10,258      7,396      2,299         422        141
Personal and
  consumer      3,157      1,387      1,747          23          -
All other          19         19          -           -          -
              --------  --------    -------      ------     ------
    Totals    $27,913    $ 9,751     $7,703      $4,026     $6,433
             ========   ========    =======      ======     ======

All loans due after one year are at predetermined interest rates.
















Non-accrual, Past Due, Restructured and Impaired Loans:
(in thousands)
                                       December 31,   December 31,
                                          2000           1999

Non-accrual loans                         $ -            $  -
                                          =====          =====
Restructured loans                        $ -            $  -
                                          =====          =====
Impaired loans                            $ -            $  -
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $148           $ 11
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $249,912 as of December 31, 2000.

        At December 31, 2000, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 2000       1999
Balance, beginning of year                      $ 233      $ 173

Provision added to operations                      37         60
                                                  ---        ---
Charge-offs:
  Personal loans                                    4          6
  Business loans                                    -          -
                                                  ---        ---
    Total Charge off's                              4          6
Recoveries:
  Personal loans                                    3          2
  Business loans                                    1          4
                                                  ---        ---
    Total Recoveries                                4          6

Net allowance activity                             37         60

Balance, end of year                            $ 270      $ 233
                                                =====      =====
Ratio of allowance activity during the period
  to average loans outstanding during the
  period                                         .15%        .31%
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

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $    -
     Commercial & industrial                      -
     Personal & consumer                         20
     All other loans                              -
                                             ------
     Total                                   $   20
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








Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                2000     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $10,902     $1,707    $3,070      $3,910     $2,215
               ======     ======    ======      ======     ======


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              2000           1999           1998

Return on average assets      1.1%           0.9%            .9%
                             =====          =====          =====

Return on average equity     14.5%          11.2%          11.4%
                             =====          =====          =====

Dividend payout ratio         7.6%          10.2%          10.8%
                             =====          =====          =====

Equity to asset ratio         8.4%           7.8%           7.8%
                             =====          =====          =====

Capital adequacy ratio        9.1%           8.7%           8.3%
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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 2000.


                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 2000, it is believed that the stock of the Company trades for approximately $90.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 2000, Teche Bancshares, Inc. had approximately 371 stockholders.

    Teche Bancshares, Inc. paid a dividend of $1.60 per share in 2000 and $1.50 per share in 1999 and in 1998. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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












Item 6. Selected Financial Data
(in thousands except per share)

                2000       1999       1998       1997       1996

Investment
  securities  $19,048   $19,779    $24,271    $19,578    $18,961

Loans          27,638    22,572     16,354     13,707     12,709

Deposits       41,885    40,185     38,097     33,721     32,375

Stockholders
  equity        4,395     3,766      3,878      3,242      2,847

Operating
  revenues      4,068     3,605      3,247      2,933      2,665

Net interest
  income        2,009     1,736      1,497      1,476      1,310

Provision for
  loan losses     (37)      (60)        -         (10)        -

Net income        584       411        387        363        325

Earnings
  per share     20.91     14.72      13.87      12.98       11.65

Total assets   51,002    47,457     45,283     37,305      33,552

Cash dividend:
  Per share      1.60      1.50       1.50       1.50        1.35
  Total            45        42         42         42          38




















Item 7.  Managements's Discussion and Analysis of Financial
Condition and Results of Operations

2000 IN REVIEW

Our net income for the years ended December 31, 2000, 1999, and
1998 was $583,954, $411,164, and $387,395, respectively.   Net
income increased $172,790 in 2000 from $411,164 for the year ended 1999. Net income for 1999 increased $23,769 from $387,395 in 1998.
Earnings per common share were $20.91 for 2000, $14.72 for 1999, and $13.87 for 1998. Return on average assets and return on equity was 1.21% and 15.5% for 2000. Return on average assets and return on equity was .9% and 11.2% for 1999. For 1998, return on average assets and return on equity was .9% and 11.4%.

Highlights for 2000 were as follows:

1. The year 2000 set a new record for profitability for your Bank. Net income increased 42% over that of the prior year.
     Return on Equity for the year 2000 was 15.5%.

2. For the year ended 2000, we increased our total assets by 1.7 percent. Average loans increased 29.7% over the average of 1999. This positive trend marks the ninth consecutive year of asset growth for Teche Bank.

3. We have embarked on an expansion that will double the size of our Coteau Office. After five years of operations, we have outgrown our existing building. Our Coteau office continues to be a thriving source of growth and profitability for the Bank.

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

During the year ended 2000, we borrowed $1,240,000 in amortizing advances from the Federal Home Loan Bank giving us a balance in amortizing advances totalling $4,252,305. These fixed rate advances were used to offset fixed rate loans. These funds give us the ability to extend the maturities of our liabilities to better match them with our long-term assets. The average rate obtained on all advances borrowed was 6.1%.


Net interest income was $1,972,491 in 2000, compared to $1,675,882 in 1999. This change represents an increase of $296,609 over the previous year. We were able to increase our net interest income for the year ended 2000 because of growth in the bank's total loans.

Net interest income was $1,675,882 in 1999, compared to $1,496,636 in 1998. This change represents an increase of $179,246 over the previous year. Net interest income for the year ended 1999 increased due to growth in the bank's total loans.

Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. During 2000, we added $36,663 to our reserve for loan losses to assure that we had adequate reserves for the loan growth that we experienced. During 1999, we added $60,000 to our reserve for loan losses. During 1998, we made no addition to our reserve for loan losses. The allowance for loan loss at December 2000 was $270,198 or .96% of gross loans.

Other Income

Other income was $442,031 for 2000 as compared to $404,505 in 1999. The increase in other income was mostly due to an increase in income from service charges on demand deposit accounts, an increase in NSF fee income and an increase in commissions on credit life.

Other income was $404,505 for 1999 as compared to $363,528 in 1998. The increase in other income was mostly due to an increase in income from service charges on demand deposit accounts, an increase in the NSF fee charge and an increase in commissions on credit life.

Other Expenses

Other expenses were $1,570,797 for 2000 compared to $1,484,040 in 1999. The increase in other expense was mostly the result of increases in salaries and employee benefits. Salaries and employee benefits increased due to compensation increases made at the end of 1999 and due to a new bonus system that was implemented. The bank has adopted an incentive bonus system that will compensate bank employees if certain return on equity targets are met. During the year ended December 31, 2000, bank employees earned the maximum bonus.





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

The carrying value of securities available for sale at the end of 2000 was adjusted up $25,486 to reflect an increase in market value from amortized cost. Securities held to maturity had a market value more than amortized cost of $444 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 1999 was adjusted down $110,667 to reflect a decrease in market value from amortized cost. Securities held to maturity had a market value less than amortized cost of $168 at year end. Management considers the decrease in value of the securities portfolio to be temporary in nature.

Loans

At December 31, 2000, loans, net of allowance for loan losses and unearned discount, were $27,638,294. This was an increase of $5,066,324 over $22,571,970 at the end of 1999. Average loans during the year 2000 were $25,545,763 up approximately $5,851,597 from the average of 1999.

At December 31, 1999, loans, net of allowance for loan losses and unearned discount, were $22,571,970. This was an increase of $6,218,002 over $16,353,968 at the end of 1998. Average loans during the year 1999 were $19,518,893 up approximately $4,480,931 from the average of 1998.


FINANCIAL CONDITION ANALYSIS

Deposits

At December 31, 2000 total deposits were $41,885,303 an increase of $1,700,093 over that of the prior year end balance. Average deposits for the year ended 2000 were $40,141,865 as compared to $39,627,441 in 1999. Average deposits are up due to growth in our local economy.

At December 31, 1999 total deposits were $40,185,210 an increase of $2,148,126 over that of the prior year end balance. Average deposits for the year ended 1999 were $39,627,441 as compared to $37,162,877 in 1998. Average deposits are up due to growth in our local economy and growth from some of our larger depositors.

Time deposits of $100,000 and greater were $10,902,040 at the end of 2000, a decrease of $390,815 over that of the prior year. The decrease was due to increased competition for Public Funds during the year resulting in less bids won. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. However, the increase in public fund interest from other banks has made these funds less attractive. We hold $2,000,000 in jumbo certificates from the State of Louisiana. Rates on these funds are attractive compared to alternatives for funding.

Time deposits of $100,000 and greater were $11,292,855 at the end of 1999, an increase of $953,814 over that of the prior year. The increase was due to increases in Public Funds from bids won during the year and from growth from several of our larger depositors. We also held $2,000,000 in jumbo certificates from the State of Louisiana during the year ended 1999.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 2000, nonperforming assets were $197,520, a decrease of $19,800 from 1999. As of December 31, 1999, nonperforming assets were $217,320, a decrease of $22,956 from 1998. Nonaccrual loans at December 31, 2000, 1999 and 1998 were $0, $0, and $10,556, respectively. Other real estate owned was $197,520, $217,320, and $229,720 at December 31, 2000,
1999, and 1998, respectively. The improvement in nonperforming assets was accomplished through the reduction in non-accrual loans and the write-down of other real estate owned.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $249,912, $227,555, and $223,904 at December 31,
2000, 1999, and 1998, respectively.

Capital and Dividends

The Company's risk based capital ratios at December 31, 2000 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 8.59% and risk based capital was 18.21%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 8.6% at December 31, 2000. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company. During 2000 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $44,680 which was paid to stockholders in the form of a dividend.

Fourth Quarter Results

Net income for the fourth quarter of 2000, 1999, and 1998 was $107,678, $131,577, and $80,466, respectively. The decrease in income for the quarter was due to adjustments to estimates made during the year, the book tax and deferred tax associated with timing differences, and bonuses paid. Income before income tax for the quarter ended December 31, 2000 was $138,963 as compared to $176,545 for the same quarter ended 1999.

Year 2000

Thanks to the diligence of our employees and management, we did not experience any significant disruptions with our computer systems during the year ended December 31, 2000, as the result of the year 2000 date change.





































Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 29 to 66.


























                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 2000 and 1999






































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
















                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

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


                      Kolder, Champagne, Slaven, & Rainey, LLC
                      A Corporation of Certified Public Accountants Breaux Bridge, Louisiana
January 25, 2001




                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 2000 and 1999
                           (in thousands)


                                              2000          1999
                                   ASSETS

Cash and due from banks                     $ 2,714       $ 2,159
Interest bearing deposits w/banks                85            89
Securities available for sale                15,456        17,770
Securities to be held to maturity             3,161         1,622
Other securities                                431           387
Federal funds sold                              100         1,475
Loans, net of allowance for loan losses
  and unearned discount on loans             27,638        22,572
Bank premises, furniture,
  fixtures and equipment                        759           733
Accrued interest receivable                     399           380
Other real estate owned                         198           217
Other assets                                     61            53
                                          ---------     ---------
           Total assets                     $51,002       $47,457
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 7,045      $ 7,109
    Interest bearing -
      NOW and MMDA accounts                    8,806        6,424
      Savings                                  3,536        3,740
      Time, $100,000 and over                 10,902       11,293
      Other time                              11,597       11,619
                                           ---------     --------
           Total deposits                     41,886       40,185

  Accrued interest payable                       238          192
  Other borrowed funds                         4,252        3,141
  Other liabilities and accrued expenses         231          173
                                           ---------     --------
           Total liabilities                  46,607       43,691

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            2,973        2,433
  Less:  200 shares
           of treasury stock                     (19)         (19)
         Accumulated other
           comprehensive income                   16         (73)
                                           ---------     --------
           Total stockholders' equity          4,395        3,766

           Total liabilities and
             stockholders' equity            $51,002      $47,457
                                          ===========   ==========


The accompanying notes are an integral part of this statement.










































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 2000, 1999 and 1998
                           (in thousands)


                                    2000         1999         1998

INTEREST INCOME
  Interest and fees on loans       $2,375      $1,859       $1,483
  Interest on investment securities:
    Interest on securities
      available for sale              982       1,031          913
    Interest on securities
      to be held to maturity          147         206          277
    Obligations of state and
      political subdivisions           51          52           54
    Interest and dividends
      on other securities              24          15           15
  Interest on federal funds(sold       43          53          132
  Interest on deposits in banks         4           2            9
                                    -----       -----        -----
      Total interest income         3,626       3,218        2,883

INTEREST EXPENSE
  Interest on deposits              1,410       1,284        1,269
  Federal funds purchased               2           7            -
  Interest on borrowed funds          204         181          114
  Interest on securities repurchased    -           8            -
  Other interest                        1           2            3
                                    -----       -----        -----
      Total interest expense        1,617       1,482        1,386

      Net interest income before
        recovery of possible
        loan losses                 2,009       1,736        1,497

PROVISION FOR POSSIBLE LOAN LOSSES    (37)        (60)          -
                                    -----       -----        -----
      Net interest income after
        recovery of possible
        loan losses                 1,972        1,676       1,497

OTHER INCOME
  Service charges on
    deposit accounts                  341          302         272
  Commissions income                   54           44          34
  ATM income                           19           14          13
  Net gain on security transactions     -            1           2
  Net other real estate gain            -            -          10
  Other operating revenue              28           45          32
                                    -----        -----       -----
      Total other income              442          404         363

      Income before other expenses  2,414        2,080       1,860

OTHER EXPENSES
  Salaries and employee benefits      871          779         677
  Occupancy expenses                  216          226         194
  Furniture and equipment expenses     34           36          36
  Data processing expenses             52           60          39
  Net other real estate expense         3            1          10
  Other operating expenses            394          381         355
                                    -----        -----       -----
      Total other expenses          1,570        1,484       1,311

      Income before income taxes      844          596         549

INCOME TAX EXPENSE (BENEFIT)          260          185         162
                                    -----       ------       -----
      Net Income                   $  584       $  411      $  387
                                  =======      =======     =======
      Net income per share
         of common stock-basic     $20.91       $14.72      $13.87
                                  =======      =======     =======
      Net income per share
         of common stock-diluted   $20.91       $14.72      $13.87
                                  =======      =======     =======

      Average shares outstanding   27,925       27,925      27,925
                                  =======      =======     =======

The accompanying notes are an integral part of this statement.






















               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 2000, 1999 and 1998
                        (in thousands)

                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
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

  Other Comprehensive Income,
    Net of income tax of $38

    Unrealized gain on securities,
      net of reclassification
      adjustment of $4       -           -       (181)        (181)
                        -------      -----      ------      -------
  Total Comprehensive Income -         411       (181)         230

  Cash Dividend,
    $1.50 per share          -         (42)         -          (42)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999      $1,405     $2,435        (74)       $3,766
                        -------      -----      ------      -------

  Net income                 -         584          -           584

  Other Comprehensive Income,
    Net of income tax of $9

    Unrealized gain on securities,
      net of reclassification
      adjustment of $0       -           -         90            90
                        -------      -----      ------      -------
  Total Comprehensive Income -         584         90           674

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2000      $1,405     $2,974         16       $4,395
                        =======      =====      ======      =======

The accompanying notes are an integral part of this statement.




               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 2000, 1999 and 1998
                        (in thousands)

                                     2000       1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 584      $ 411      $ 387
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment         98        118         89
      (Gain) loss on other
        real estate owned               -          -         (9)
      (Increase) decrease in:
        other assets                   (7)         62          4
        accrued interest receivable   (20)        (22)       (43)
        accrued interest payable       45          28          9
        other liabilities              58         (10)        (4)
                                     -----      -----      -----
         Net cash provided
           by operating activities    758        587        433
                                     -----      -----      -----
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks                   5        (15)       (71)
  (Increase) decrease in
    federal funds sold              1,375         25       (450)
  Proceeds from sales of
    securities available for sale       -        746       1,200
  Proceeds from maturities of
    securities availible for sale   6,054      4,672       8,361
  Proceeds from maturities of
    securities held to maturity       893     10,711      4,776
  Purchases of securities
    to be held to maturity         (3,650)      (698)    (4,625)
  Purchases of securities
    available for sale             (2,477)   (11,121)   (14,415)
 Net (increase) decrease
    in loans                       (5,066)    (6,218)    (2,647)
  Capital expenditures for
    bank premises and equipment      (124)       (44)      (223)
  (Increase) decrease in
    other real estate owned            19         13          1
  Proceeds from the sale of
    other real estate owned             -          -         10
                                     -----      -----      -----
      Net cash provided by
       (used in)investing
       activities                   (2,969)    (1,929)    (8,083)
                                    -------    -------     -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                   (64)        314        159
    NOW and MMDA                    2,381       (319)    (1,220)
    Savings deposits                 (205)         147          2
    Time deposits, >= $100,000       (391)         953      1,451
    Other time deposits               (21)        992      1,544
  Proceeds from long-term debt      1,240         -       3,325
  Repayment of long-term debt        (128)       (119)       (65)
  Dividends paid                      (45)        (41)       (41)
                                     -----      -----       -----
      Net cash provided by
        financing activities         2,767      1,927       7,595
                                   -------     ------       -----

      Net increase (decrease) in
        cash and cash equivalents      556        584        (55)

CASH AND CASH EQUIVALENTS,
  beginning of year                  2,158       1,574       1,630

CASH AND CASH EQUIVALENTS,
  end of year                      $ 2,714     $ 2,158     $ 1,575
                                   =======     =======     =======

CASH PAID DURING THE YEAR

  Interest                        $1,572     $ 1,454    $ 1,377
                                  ======     =======    =======
  Income taxes                    $  255     $   141    $   204
                                  ======     =======    =======

The accompanying notes are an integral part of this statement.


           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 2000, 1999 and 1998, include the accounts of Teche Bancshares, Inc. (Company) and \eche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

            The City of St. Martinville and the Coteau Community are both located in the south central part of Louisiana. The Bank's primary market area is the Ci|y of St.
          Martinville and its general market area is St. Martin
          Parish, Louisiana.

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

    F.   Cash and Cash Equivalents

            For the purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks". Cash, cash equivalents and due from banks at December 31 included the following:
                                     (in thousands)
                              2000         1999         1998
         Cash and due
           from banks        $2,714       $2,158       $1,575
                           ==========   ==========   ==========

            The Bank maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Bank had deposits at institutions and agency federal funds exceeding the insured amount by approximately $2,385,938.

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

               At December 31, 2000 and 1999, the Bank did not own any trading securities.

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

     (in thousands)
     Securities available for sale:
       December 31, 2000 -
         U.S. Government and
           agency securities  $ 2,788    $ 9      $ (6)    $ 2,791
         Mortgage-backed
           securities          12,642     53       (31)     12,665
                              -------    ---      ------   -------
                              $15,431    $62     $ (37)    $15,456
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 1999 -
         U.S. Government and
           agency securities  $ 2,298    $ -      $(54)    $ 2,244
         Mortgage-backed
           securities          15,583     29       (86)     15,526
                              -------    ---      ------   -------
                              $17,881    $29     $(140)    $17,770
                              =======    ===      ======   =======

     (in thousands)
     Securities to be held to maturity:
       December 31, 2000 -
         State and municipal
           securities             945      5          -        950
         Mortgage-backed
           securities           2,216      -         (4)     2,212
                              -------    ---      ------   -------
                              $ 3,161    $ 5      $  (4)    $3,162
                              =======    ===      ======   =======

     Securities to be held to maturity:
       December 31, 1999 -
         State and municipal
           securities           1,153      4         (2)     1,155
         Mortgage-backed
           securities             469      -         (3)       466
                              -------    ---      ------   -------
                              $ 1,622    $ 4      $  (5)    $1,621
                              =======    ===      ======   =======

          Investment securities carried at approximately $8,999,699 at December 31, 2000 and $8,280,131 at December 31, 1999 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                                    2000    1999
     Gross realized gains:
       Mortgage backed securities                    $ -    $  2
       Other securities                                -       -
                                                     ---    ----
         Total realized gains                        $ -    $  2
                                                     ===    ====

     Gross realized losses:
       U.S. government & agency securities           $ -    $  -
       Mortgage-backed securities                      -       1
       Other securities                                -       -
                                                     ---    ----
         Total realized losses                       $ -    $  1
                                                     ===    ====


          The maturities of debt securities at December 31, 2000 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $2,553  $2,554    $ 1,763  $ 1,757
     Due from one to five
        years                      583     587      9,327    9,338
     Due from five to ten
        years                        -       -      1,448    1,462
     Due after ten years            25      21      2,893    2,899
                                ------  ------    -------  -------
                                $3,161  $3,162    $15,431  $15,456
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

 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      2000             1999
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               2,805  $280,500   2,368 $236,800
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $430,500         $386,800
                                        ========         ========

          These securities are valued at cost. The stock in Federal Home Loan Bank of Dallas is considered to be a restricted security and is required to be maintained.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                2000        1999

     Real estate loans                        $14,479     $11,502
     Commercial and industrial loans           10,258       8,594
     Personal and consumer loans                3,157       2,689
     All other loans (including overdrafts)        19          36
                                              -------     -------
                                               27,913      22,821
     Less:  Unearned discount                      (5)        (16)
            Allowance for loan losses            (270)       (233)
                                              -------     -------
              Loans, net                      $27,638     $22,572
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

          Loans on which the accrual of interest has been discontinued or reduced amounted to $0 at December 31, 2000 and 1999, respectively. If interest on those loans had been accrued, such income would have approximated $0 for 2000 and 1999, and $1,135 for 1998. The Bank did not recognize any interest income on nonaccrual loans during 2000.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       2000     1999     1998

     Balance, beginning of period      $233     $173     $171
       Provision added to operations     37       60        -
       Loans charged off                 (4)      (6)     (11)
       Recoveries                         4        6       13
                                       ----     ----     ----
     Balance, end of period            $270     $233     $173
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 2000 is sufficient to cover any possible loan losses.

 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 2000 and 1999:
     (in thousands)
                                                2000      1999

     Land                                      $ 301     $ 266
     Bank buildings and improvements             786       770
     Furniture, fixtures and equipment           708       745
     Construction in progress                     48         -
                                               -----     -----
                                               1,843     1,782
                                               =====     =====
     Accumulated depreciation
       and amortization                       (1,084)   (1,049)
                                               -----     -----
                                               $ 759     $ 733
                                               =====     =====

          Depreciation expense for the periods ended December 31, 2000, 1999 and 1998, amounted to $97,999, $118,498, and
     $89,314, respectively.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 2000 and 1999 is composed of the following:
     (in thousands)
                                                 2000       1999

     Other real estate owned,
       acquisition value                        $ 235       $ 230
     Add: Renovation costs                          -           5
     Less:  Allowance for other
              real estate losses                  (37)        (18)
                                                -----       -----
              Net value                         $ 198       $ 217
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           2000    1999    1998

     Balances, beginning of period        $  17   $   -   $  33
       Provision charged to operations       20      17       -
       Sales of properties                    -       -     (33)
                                          -----   -----   -----
     Balances, end of period              $  37   $  17   $   -
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo time deposits, each with a minimum denomination of $100,000, was approximately $10,902,040 and $11,292,855 in 2000 and 1999, respectively.

          At December 31, 2000, the scheduled maturities of time deposits are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          2001                                   $16,596
          2002                                     5,311
          2003                                       265
          2004                                        17
          2005                                       310
                                                  ------
                                                 $22,499
                                                  ======
          Members of the board of directors had $8,701,723 and $7,598,993 of deposits at December 31, 2000 and 1999, respectively.

 (8) Other Borrowed Funds

          Teche Bank has borrowed monies from the Federal Home Loan Bank of Dallas (FHLB) in the form of (10) advances. All advances are secured by approximately $4,300,000 of mortgage loans and mortgage-backed securities. At December 31, 2000, the Bank had approximately $1,368,000 of unused lines of credit with FHLB to be drawn upon as needed.

                                         2000         1999
   (in thousands)

    Note payable to FHLB, fixed
      interest at 5.82%, payable
      in equal monthly installments
      of $5 through March 1, 2008        $ 390         $ 432

    Note payable to FHLB, fixed
      interest at 5.93%, payable
      in equal monthly installments
      of $3 through February 1, 2008
      with a balloon payment of $421
      payable on February 20, 2008         482           489

    Note payable to FHLB, fixed
      interest at 5.93%, payable
      in equal monthly installments
      of $7 through March 1, 2013          723           762

    Note payable to FHLB, fixed
      interest at 5.45%, payable
      in equal monthly installments
      of $6 through September 1, 2013
      with a balloon payment of $699
      payable on September 23, 2013        970           984

    Note payable to FHLB, fixed
      interest at 5.26%, payable
      in equal monthly installments
      of $4 through October 1, 2013        450           474

    Note payable to FHLB, fixed
      interest at 7.93%, payable
      in equal monthly installments
      of $2 through May 1, 2015
      with a balloon payment of $201
      payable on May 8, 2015               259             -

    Note payable to FHLB, fixed
      interest at 7.43%, payable
      in equal monthly installments
      of $2 through August 1, 2015
      with a balloon payment of $196
      payable on August 3, 2015            248             -

    Note payable to FHLB, fixed
      interest at 7.07%, payable
      in equal monthly installments
      of $3 through November 1, 2015
      with a balloon payment of $377
      payable on November 2, 2015          480             -

    Note payable to FHLB, fixed
      interest at 6.28%, payable
      in equal monthly installments
      of $1 through December 1, 2015
      with a balloon payment of $157
      payable on January 1, 2016           200             -

    Note payable to FHLB, fixed
      interest at 6.21%, payable
      in equal monthly installments
      of $1 through January 1, 2016         50           474
                                        ------         ------
                                        $4,252         $3,141
                                        ======         ======

    Following are maturities of long-term debt:
      (in thousands)
                                                      Amount

      2001                                            $  145
      2002                                               154
      2003                                               163
      2004                                               173
      2005                                               183
      2006 - 2010                                      1,290
      2011 - 2015                                      1,988
      2016                                               156
                                                      ------
                                                       4,252
                                                      ======

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

(11) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 2000, 1999 and 1998 are as follows:
                                           (in thousands)
                                        2000     1999     1998

          Income taxes currently payable:
            Federal                    $ 282   $ 205   $  154

          Deferred tax asset (liability) due
            to timing differences        (22)    (20)       8
                                       -----     ----    -----
          Total income tax expense     $ 260   $ 185    $ 162
                                       =====    =====    =====

          The effective tax rate of 30.8 percent in 2000, 31.1 percent in 1999, and 29.3 percent in 1998, differs from the statutory rate of 34 percent principally because of temporary differences between tax purposes and financial reporting purposes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        2000       1999      1998

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%
     Temporary differences giving rise
       to deferred tax amounts          (2.6)      (3.3)      1.3
     Temporary difference recognized
       this year                          .5      (1.0)     (1.6)
     Other                              (1.1)      1.4      (4.4)
                                        -----     -----     -----

     Income tax expense-effective rate  30.8%     31.1%     29.3%
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

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 2000      1999

          Deferred tax asset                    $  13     $   4
          Deferred tax liability                  (77)      (45)
                                                 -----     -----
            Net deferred tax asset (liability)  $ (64)    $ (41)
                                                 =====     =====
(12) Net income per share of common stock

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 2000, 1999 and 1998.

(13) Pension Plan

          The Bank has a non-contributory, money-purchase pension plan that covers any employee that has completed one (1) year of service and has attained age 21. Pension costs include certain service costs, which are accrued and funded currently. Pension expenses charged to operations in 2000 and 1999 were $0 and 1998 were $59,353. The Bank's pension plan was replaced by a 401(k) Plan as of January 1, 1999 (see Note 14).

(14) 401(k) Plan

          The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. This plan began January 1, 1999. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee equally over a 7 year period. For the year ended December 31, 2000 and 1999, expense attributable to the Plan amounted to $69,592 and $60,268, respectively.

(15) Related Party Transactions

     A. At December 31, 2000 and 1999, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,132,839 and $1,186,245, respectively. These loans were made at prevailing interest rates.

     B. The Bank leases an automobile from one of the directors in the amount of approximately $6,000 per year.

     C. The Bank paid director fees to members of the board of directors in the amount of $63,000, $70,500, and $70,400, for 2000, 1999 and 1998, respectively.

     D. A company owned by one of the directors is performing the remodeling project referred to in Note (5). The total project is expected to cost approximately $160,000.

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

          As of December 31, 2000, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes havm changed the institution's category.

          The Bank's actual capital amounts and ratios are also presented in the table.

                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 2000:
     Total Capital
       (to risk weighted
          assets)
          $4,649    18.2%     $2,042    >=8%      $2,553    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $4,378    17.2%     $1,021    >=4%      $ 1,532   >= 6%

     Tier I Capital
         (to average
            assets
          $4,378     9.1%     $1,928    >=4%      $2,410    >= 5%

     As of December 31, 1999:
     Total Capital
       (to risk weighted
          assets)
          $4,072    17.9%     $1,817    >=8%      $2,271    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $3,839    16.9%     $  908    >=4%      $ 1,362   >= 6%

     Tier I Capital
         (to average
            assets
          $3,839     8.1%     $1,893    >=4%      $2,367    >= 5%


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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 2000, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $2,830,156, summarized as follows: (in thousands)

          Commitments to extend credit           $  2,806
          Credit Card arrangements                     -
          Standby letters of credit                    24
                                                 --------
                                                 $  2,830
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

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 2000:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 2,899      $ 2,899
       Securities available for sale          15,456       15,456
       Securities to be held to maturity       3,161        3,162
       Loans                                  27,638       27,828
       Accrued interest receivable               399          399

     Financial liabilities:
       Deposit liabilities                    41,885       41,638
       Accrued interest payable                  238          238
       Other borrowed funds                    4,252        4,262
       Other liabilities                         231          231

     Off balance sheet instruments:
       Commitments to extend credit                -        2,806
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           24

     December 31, 1999:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 3,723      $ 3,723
       Securities available for sale          17,770       17,770
       Securities to be held to maturity       1,622        1,622
       Loans                                  22,572       22,432
       Accrued interest receivable               380          380

     Financial liabilities:
       Deposit liabilities                    40,185       40,225
       Accrued interest payable                  192          192
       Other borrowed funds                    3,141        3,141
       Other liabilities                         173          173

     Off balance sheet instruments:
       Commitments to extend credit                -        2,966
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           52



(18) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 2000 and 1999
                           (in thousands)

                                                 2000       1999
                          ASSETS

      Current assets:
        Cash                                     $  -         $  1
        Investment in Teche Bank & Trust Co.    4,385        3,756
        Other assets                               10           10
                                                -----        -----
            Total assets                       $4,395       $3,766
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                        $ -          $ -
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       2,973        2,433
      Treasury stock                              (19)         (19)
      Accumulated other comprehensive income       16         (73)
                                                -----        -----
            Total stockholders' equity          4,395        3,766
                                                -----        -----
            Total liabilities and
              stockholders' equity             $4,395       $3,766
                                               ======       ======

                        STATEMENTS OF INCOME
            Years Ended December 31, 2000, 1999 and 1998
                     (    (in thousands)
                                            2000    1999    1998

    Income:
      Income from subsidiary                $540    $369    $345
      Interest and dividends on corporate
        securities                            45      43      42
      Other income                             -       -       1
                                             ---     ---     ---
          Total income                       585     412     388
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       -       -
      FDIC and state assessments               1       1       1
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            -       -       -
                                             ---     ---     ---
          Total operating expenses             1       1       1
                                             ---     ---     ---
          Net income                        $584    $412    $387
                                            ====    ====    ====















            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 2000, 1999 and 1998
                         (in thousands)
                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
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

  Other Comprehensive Income,
    Net of income tax of $(37)

    Unrealized gain on securities,
      net of reclassification
      adjustment of $1       -           -       (181)        (181)
                        -------      -----      ------      -------
  Total Comprehensive Income -         411       (181)         230

  Cash Dividend,
    $1.50 per share          -         (42)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999     $1,405      $2,435       $(74)       $3,766

  Net income                 -         584          -           584

  Other Comprehensive Income,
    Net of income tax of $9

    Unrealized gain on securities,
      net of reclassification
      adjustment of $0       -           -         90        (181)
                        -------      -----      ------      -------
  Total Comprehensive Income -         584         90         674

  Cash Dividend,
    $1.60 per share          -         (45)         -         (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2000     $1,405      $2,974       $ 16       $4,395
                        ======       =====      ======      =======



                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2000, 1999 and 1998
                           (in thousands)
                                       2000       1999       1998


    Cash flows from operating activities:
      Net income                      $ 584      $ 411      $ 387
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (539)      (370)      (345)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets                -          -         (1)
                                       ----       ----       -----
                Net cash provided by operating
                  activities             45         41         41
                                       ----       ----       ----

    Cash flows from financing activities:
      Dividends paid                    (45)       (42)       (41)
        Decrease in notes payable         -          -          -
                                       ----       ----        ----
          Net cash used in financing
            activities                  (45)       (42)       (41)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                   -         (1)          -

    Cash, beginning of period             -          1          1
                                       ----       ----       ----
    Cash, end of period                 $ -        $ -       $  1
                                       ====       ====       ====







                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 2000, 1999 and 1998
                           (in thousands)


                                      2000       1999       1998


Advertising                           $ 23       $ 23       $ 21
Armored car service                      4          4          4
Audits and examinations                 19         16         18
ATM expense                             24         23         23
Cash short                               5          4          3
Club account fees                       24         22         20
Collections                              3          2          2
Committee fees                           3          3          3
Conventions and seminar                  5          3          9
Correspondent bank service charges      48         44         34
Courier service                          -          2          3
Directors' fees                         63         71         70
Donations                                3          3          3
Dues and subscriptions                   7          4          3
FDIC and state assessments              22         20         19
Insurance                               23         22         29
Lease expense                            6          6          6
Legal and professional fees              3          2          4
Miscellaneous                            7          6          6
Office expense                          44         52         44
Postage and freight                     24         22         21
Other taxes and licenses                 2          1          1
Travel and entertainment                12          9          9
ORE Devaluation                         20         17          -
                                      ----       ----       ----
                                      $394       $381       $355
                                      ====       ====       ====
















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 2000
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 2,714    $ -       $  -       $2,714
Interest bearing deposits     85      -          -           85
Securities available
  for sale                15,456      -          -       15,456
Securities to be held
  to maturity              3,161      -          -        3,161
Other securities             431      -          -          431
Federal funds sold           100      -          -          100
Loans                     27,913      -          -       27,913
Less:  Allowance for
         loan losses        (270)     -          -         (270)
       Unearned discount
         on loans             (5)     -          -           (5)

Bank premises, furniture,
  fixtures and equipment     759      -          -          759
Accrued interest receivable  399      -          -          399
Other real estate owned      198      -          -          198
Investment in subsidiary       - (4,385)     4,385            -
Other assets                  61    (10)        10           61
                           -----    ----       ---        -----
    Total assets         $51,002 $(4,395)   $4,395      $51,002
                         ======= ========   ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 7,045    $ -     $  -        $ 7,045
  Interest-bearing -
    NOW and MMDA accounts  8,806      -        -          8,806
    Savings                3,536      -        -          3,536
    Time,$100,000 and over10,902      -        -         10,902
    Other time            11,597      -        -         11,597
                          ------    ---      ---         ------
      Total deposits      41,886      -        -         41,886

Accrued interest payable     238      -        -            238
Other borrowed funds       4,252      -        -          4,252
Other liabilities and
  accrued expenses           231     10        -            241
                          ------    ---      ---         ------
    Total liabilities     46,607     10        -         46,617
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        2,973  2,568    2,973          2,568
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,             (16)   (16)     (16)           (16)
                           -----    ----    -----          -----
      Total stockholders'
        equity             4,395  4,385    4,395          4,385
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $51,002 $4,395   $4,395        $51,002
                         ======= ======   ======        =======
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 2000
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $2,375   $  -     $  -         $2,375
  Interest on investment securities -
    Interest on securities
      available for sale     982      -        -            982
    Interest on securities
      held to maturity       147      -        -            147
    State and municipal
      obligations             51      -        -             51
    Interest and dividends on
      other securities        24     45       45             24
  Interest on federal
    funds sold                43      -        -             43
  Interest on deposits
    in banks                   4      -        -              4
                           -----    ---      ---          -----
    Total interest income  3,626     45       45          3,626
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,410      -        -          1,410
  Interest on federal
    funds purchased            2      -        -              2
  Interest on borrowed funds 204      -        -            204
  Interest on securities
    repurchased                -      -        -              -
  Other interest               1      -        -              1
                             ---    ---      ---           ----
    Total interest expense 1,617      -        -          1,617
                             ---    ---      ---          -----
      Net interest income  2,009     45       45          2,009

Provision for loan losses     37      -        -             37
                           -----    ---      ---          -----
Net interest income after
     provision for loan
     losses                1,972     45       45          1,972

OTHER INCOME
  Service charges, collection
    and exchange charges     341      -        -            341
  Commissions income          54      -        -             54
  ATM income                  19      -        -             19
  Net gain on security
    transactions               -      -        -              -
  Other operating revenue     28      -        -             28
                            ----    ---      ---           ----
    Total other income       442      -        -            442
                            ----    ---      ---           ----
      Income before other
        expenses           2,414     45       45          2,414

OTHER EXPENSES
  Salaries and employee
    benefit                  871      -        -            871
  Occupancy expenses         216      -        -            216
  Furniture and equipment     34      -        -             34
  Data processing expenses    52      -        -             52
  Net other real estate exp.   3      -        -              3
  Other operating expenses   394      -        1            393
                            ----   ----     ----          -----
      Total other expenses 1,570      -        1          1,569
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        844     46       45            845

INCOME TAX EXPENSE          (260)     -        -           (260)
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        584     46       45            585

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     539      539              -
                           -----   -----    -----          -----
      Net income           $ 584  $ 585    $ 584          $ 585
                           =====   =====    =====          =====




















                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 2000
                           (in thousands)

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 584     $(585)     $ 584      $ 585

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       539       (539)         -
      Depreciation of
        bank premises
        and equipment        98         -          -         98
      Increase in
        other assets         (7)         -          -        (7)
      Increase in accrued
        interest receivable (20)        -          -        (20)
      Increase (decrease)
        in accrued
        interest payable     45         -          -         45
      Decrease in other
        liabilities          58        -          -          58
                          -----        ---       ---       -----
         Net cash provided
         by operating
         activities         758       (46)        45        759

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest-bearing
    deposits in banks         5         -          -          5
  Decrease in federal
    funds sold            1,375         -          -      1,375
  Proceeds from sales of
    securities available
    for sale                  -         -          -          -
  Proceeds from maturities of securities
    available for sale     6,054         -          -     6,054
  Proceeds from maturities of securities
    held to maturity         893         -          -       893
  Purchases of securities to
    be held to maturity   (3,650)        -          -    (3,650)
  Purchases of securities
    available for sale    (2,477)        -          -    (2,477)
  Net increase in loans   (5,066)        -          -    (5,066)
  Capital expenditures for bank
    premises and equipment  (124)        -          -      (124)
  Decrease in other
    real estate owned         19         -          -        19
                          ------      ----       ----     ------
      Net cash used in
        investing
        activities       (2,969)        -          -     (2,969)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits         (64)        -          -        (64)
    NOW and MMDA          2,381         -          -      2,381
    Savings deposits       (205)        -          -       (205)
    Time deposits $100,000
      and over             (391)        -          -       (391)
    Other time              (21)        -          -        (21)
  Proceeds from long-term
    debt                  1,240         -          -      1,240
  Repayment of long-term
    debt                   (128)        -          -       (128)
  Dividends paid            (45)       46        (45)       (46)
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      2,767        46        (45)     2,766
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents       556        40        (40)       556

CASH AND CASH EQUIVALENTS,
  beginning of year       2,158      (194)       194      2,158
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 2,714     $(154)     $ 154    $ 2,714
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III

Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            65   Retired       Sept., 1969     1,100          3.9%
                                to Present

James B. Bulliard, Sr.
St. Martinville, LA
            65    Owner & GM   Sept., 1969     3,109         11.1%
                 Manager Food   to Present
                  Processor

Harris J. Champagne, Jr.
New Iberia, LA
             38  Insurance  October, 1996       197            .7%
                   Sales      to Present

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           70    Owner        Sept., 1969     2,765          9.9%
                Electrical    to Present
                Contractor

Larry C. Degeyter
St. Martinville, LA
           59    Owner,        June, 1981       806          2.9%
                Building       to Present
               Contractor

Melvin Douet
St. Martinville, LA
             55    Owner,   June, 1996          463           1.7%
                   Douet     to Present
                   Motors, Inc.

Alcee J. Durand, Jr.
St. Martinville, LA
           42    President     March, 1991    1,036          3.7%
                  Banking      to Present
Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Darnell E. Fontenot
New Iberia, LA
             62     Owner,   Aug., 1996         319           1.1%
                   Mobile    to Present
                   Home Co.

Charles A. Fuselier
St. Martinville, LA
            59   Sheriff     June, 1981         414          1.5%
                             to Present

Hubert Hulin, Sr.
St. Martinville, LA
             82    Retired   June, 1981       1,800          6.4%
                             to Present

Murphy Oubre
St. Martinville, LA
             74    Rice      Sept., 1969        874          3.1%
                  Farmer     to Present
















                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 42   President/           -       Banker more
                            CEO                        than 5 years

Brian Friend         41   Cashier              -       CPA, Banker
                       Vice-President                  more than
                                                        5 years

Charles M. Durand    38     Vice-              -       Banker more
                          President                   than 5 years

Glenn Bienvenu       51     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        43   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    47   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       57   Assistant            -       Banker more
                        Vice-President                than 5 years

Al Viator            46   Assistant            -       Banker more
                        Vice-President                than 5 years

Ruth Sweeney         52   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors.














Item (11) Executive Compensation - Cash Compensation
Number in                                        Cash Compensation
 Group     Group Title                  1998       1999      2000
---------  -------------                ----       ----      ----
    1      President/CEO              $77,178    $73,329   $89,821

    3      Vice-Presidents                -          -     150,224
    2      Vice-Presidents             83,992     90,913      -

    5      Assistant Vice-Presidents  139,247    138,548   165,207

Compensation Pursuant to Plans

    The Bank has a non-contributory money purchase pension plan that covers any employee that has completed one year of service and has attained age 21. The Bank contributes 10 percent of an employee's annual salary to the plan. During 2000, the Bank contributed $0 to the Plan on behalf of all officers and employees. The Bank's pension plan was replaced by a 401(k) plan as of January 1, 1999.

     The Bank has a 401(k) plan whereby substantially all employees participate in the Plan. This plan began January 1, 1999. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee over a 7 year period. For the year ended December 31, 2000, expense attributable to the Plan amounted to $69,592.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,109    11.1%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,765     9.9%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.4%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     13,063    46.8%

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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/00    as of 12/31/00      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $ 94,571      $  68,074          8.48%

Harris Champagne, Jr.
                Director       52,010         47,096          8.05%

Gaston L. Dautreuil, Jr.
                Director        82,015        46,391          6.90%

Larry C. Degeyter
                Director       529,762        96,411          7.84%

Melvin P. Douet
                Director       348,590       306,500         10.00%

Alcee J. Durand, Jr.
                Director       66,710         66,710          7.30%

Charles Fuselier
                Director      523,091        501,657          9.06%


  Total outstanding at December 31, 2000  $1,132,839
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


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 2000.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            50

         (12)     Computation of Ratios                        19

         (13)     Annual Report to Security Holders         29-64

         (21)     Subsidiary of Registrant                     71

         (23)     Consent of Experts and Council                -


(22)     Subsidiaries of the Registrant
-----    ------------------------------
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

By:/s/Melvin Douet
   __________________________
   Melvin Douet            Date
     Director