Form 10-Q
period 2001-03-31
TECHE BANCSHARES INC
filed 2001-05-11
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2001

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 2001.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 2001 and December 31, 2000
    (Dollars in Thousands)

                                             March 31, December 31,
                                               2001       2000
            ASSETS
Cash and due from banks                         $1,899     $2,714
Interest - bearing deposits with banks           1,139         85
Securities Available for Sale at mkt value      15,483     15,456
Securities Held To Maturity (Market Value
     of $1,515 and $1,622, respectively)           731      3,161
Other securities at cost                           434        431
Federal funds sold                               2,975        100
Loans, net of allowance for loan losses
     of $241 and $233, respectively)            28,092     27,638
Bank premises, furniture, and equipment            784        759
Accrued interest receivable                        306        399
Other real estate owned                            192        198
Other assets                                        75         61
                                            ----------------------
Total assets                                   $52,110    $51,002
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $6,151     $7,045
        Interest bearing -
            NOW and MMDA accounts                7,751      8,806
            Savings                              3,816      3,536
            Time, $100 and over,                11,818     10,902
            Other time                          12,082     11,597
                                            ----------------------
                Total deposits                  41,618     41,886

Accrued interest payable                           214        238
FHLB Borrowings                                  5,393      4,252
Other liabilities and accrued expenses             239        231
                                            ----------------------
               Total liabilities                47,464     46,607

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,144      1,144
    Retained earnings                            3,111      2,973
                                            ----------------------
                                                 4,536      4,398
    Less:   200 shares of treasury stock           (19)       (19)
                Market Value Allowance on
                  AFS Bonds                        129        16
                                            ----------------------
                Total stockholders' equity       4,646      4,395
                                            ----------------------
Total liabilities and stockholders' equity     $52,110    $51,002
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 2001 and 2000;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               2001       2000
Interest income:
    Interest and fees on loans                    $642       $530
    Interest on investment securities -
        U.S. government securities                 254        301
        State and political subdivisions             9         13
    Interest on interest-bearing deposits
        in banks                                     4          1
    Dividends on equity securities                   5          4
    Interest on federal funds sold                  42         14
                                            ----------------------
            Total interest income                  956        863
Interest expense:
    Interest on deposits                          $386       $333
    Interest on borrowed funds                      69         44
                                            ----------------------
            Total interest expense                 455        377
                                            ----------------------
Net interest income                                501        486
Provision for Credit Losses                         10          7
                                            ----------------------
    Net interest income after provision            491        479
                                            ----------------------
Other income:
    Service charges on deposit accounts             82         80
    Other income and charges                        24         28
                                            ----------------------
           Total other income                      106        108

Other expenses:
    Salaries and employee benefits                 209        194
    Occupancy expense                               58         50
    Other operating expenses                       126        125
                                            ----------------------
        Total other expenses                       393        369
                                            ----------------------
        Income before income taxes                 204        218

    Income taxes                                    66         72
                                            ----------------------
    Net income                                    $138       $146
                                            ======================


    Net income per share of common stock         $4.95      $5.23
                                            ======================

    Average shares outstanding                  27,925     27,925
                                            ======================


The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 2001 and 2000



                                            Unrealized
                                            Gain (Loss)
                               Common Stock     on
                                Treas. Stk     AFS
                                  Surplus   Securities     Total

Balances, January 1, 2001            $4,379       $ 16     $4,395

    Net income three months             138                   138

    Change in Unrealized AFS                       113        113
                                    -------      ------    ------

Balances, March 31, 2000             $4,517      $ 129     $4,646
                                    =======      ======    ======



Balances, January 1, 2000            $3,839       $(73)    $3,766

    Net income three months             146                   146

    Change in Unrealized AFS                       (47)       (47)
                                    -------      ------     ------

Balances, March 31, 2000             $3,985      $(120)    $3,865
                                    =======      ======    ======





The accompanying notes are an integral part of this statement.












TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 2001 and 2000

                                             March 31,  March 31,
                                               2000       1999
Cash flows from operating activities:
    Net income                                    $138       $146
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               24         24
        Provision for Loan loss                     10          7
        Write down of other real estate              5          5
        (Inc)dec accrued int receivable             94         69
        (Inc) dec other assets                     (14)       (18)
        Inc(dec) accrued interest payable          (24)       (17)
        Inc(dec) other liabilities                   8         25
          Net cash provided by operating    ----------------------
            activities                             241        241
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits
      in banks                                  (1,055)       (25)
    Dec(inc) in federal funds                   (2,875)        575
    Dec(inc) in investment securities            2,517      (344)
    Dec(inc) in other securities                    (4)        (4)
    Net dec (inc) in loans                        (464)    (1,192)
    Capital expenditures premises & equip          (49)        (7)
    Proceeds from sale of securities                 0          0
                                            ----------------------
      Net cash used in investing activities     (1,930)      (997)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                             (894)        281
      NOW and MMDA                              (1,054)        795
      Savings deposits                             280        263
      Time deposits $100,000 and over              916    (1,465)
      Other time deposits                          486        875
      FHLB Borrowings                            1,140       (16)
                                            ----------------------
  Net cash provided by financing activities        874        733

 Net increase in cash and cash equivalents        (815)       (23)

Cash and cash equivalents, beginning             2,714      2,159

Cash and cash equivalents, end of period        $1,899     $2,136


Cash paid during the period:

    Interest                                      $479       $394

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             March 31, 2001

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 2001. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2001.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.56% and Tier one capital ratio was 8.70% at March 31, 2001. The bank only risk based capital ratio was 18.52% and Tier one capital ratio was 8.68%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management monitors our capital ratio and asset growth to assure that the bank will have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 2001, were $158,688 an increase of $10,994 from December 31, 2000. There were no loans on which the accrual of interest had been discontinued at March 31, 2001.

We are actively marketing our other real estate owned. At March 31, 2001 other real estate totalled $192,120. The one piece of real estate, a commercial building, that we own is currently under a two year lease. We are writing down the value of the building owned each month for an amount slightly in excess of the income earned on the lease. At the end of the two year lease, the lessee has an option to purchase the building.

Results of Operations

Net Income. Our net income for the three (3) months ended March 31, 2001 was $138,277 down $7,770 as compared to that of the same period last year. The decrease in income was mostly attributed to an increase in salaries and occupancy expenses. Salaries increased due to raises given at the end of the year 2000. Occupancy expenses increased due to increases in utilities and maintenance on equipment.

Revenue. Our net interest income for the three (3) months ended March 31, 2001 is up $12,761 as compared to the same period in 2000. The increase in net interest income was the result of increases in the volume of loans. Net interest income increased despite an increase in total interest expense and a decrease in interest income on investments.

Provision for Loan Losses. Our bad debt reserve totalled $276,876 at March 31, 2001 which represents .98% of our gross loans. During the first quarter of 2001, we added $9,999 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 2001.

Other Income. Our other income is down $4,192 when compared to the same period last year. The decrease was mostly due to decreases in commission income on sales of credit life and disability insurance.

Other Expenses. Other expenses are up $23,792 as compared to the same time last year. Salaries and employee benefits increased $14,760 due to raises given at the end of 2000. Occupancy expenses increased $8,317 due to increases in utilities costs and equipment maintenance costs.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 2001 was $66,448 as compared to $71,548 for the same period last year. The decrease in income tax was due to decreased income for the current year.

Year 2000. Thanks to the diligence of our employees and management, we did not experience any significant disruptions with our computer systems as the result of the year 2000 or year 2001 date change.






















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 11, 2001                  Alcee J. Durand, Jr.
Date                          President/CEO