Form 10-Q
period 2001-06-30
TECHE BANCSHARES INC
filed 2001-08-15
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2001

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 2001.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 2001 and December 31, 2000
    (Dollars in Thousands)
                                                     June 30,  December 31,
                                                       2001       2000
            ASSETS
Cash and due from banks                                 $1,697     $2,714
Interest-bearing deposits with banks                     1,031         85
Securities Available for Sale at mkt value              17,038     15,456
Securities Held To Maturity (Market Value
     of $680 and $3,162, respectively)                     668      3,161
Other securities at cost                                   437        431
Federal funds sold                                       1,350        100
Loans, net of allowance for loan losses
     of $279 and $270, respectively)                    29,268     27,638
Bank premises, furniture, and equipment                    823        759
Accrued interest receivable                                333        399
Other real estate owned                                    186        198
Other assets                                               223         61
                                                    ----------------------
Total assets                                           $53,054    $51,002
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,531     $7,045
        Interest bearing -
            NOW and MMDA accounts                        7,181      8,806
            Savings                                      3,580      3,536
            Time, $100 and over,                        12,523     10,902
            Other time                                  12,545     11,597
                                                    ----------------------
                Total deposits                          42,360     41,886

Accrued interest payable                                   221        238
Federal Home Loan Borrowings                             5,353      4,252
Other liabilities and accrued expenses                     360        231
                                                    ----------------------
               Total liabilities                        48,294     46,607
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    3,207      2,973
                                                    ----------------------
                                                         4,632      4,398
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                147        16
                                                    ----------------------
                Total stockholders' equity               4,760      4,395
                                                    ----------------------
Total liabilities and stockholders' equity             $53,054    $51,002
                                                    ======================

The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2001 and 2000;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,   June 30,
                                  2001       2000       2001       2000
Interest income:
    Interest and fees on loans      $638       $569     $1,280     $1,099
    Interest on investment securities -
        U.S. government's            246        294        500        594
        State/political sub's          7         13         17         26
    Dividends on equities              3          -          7         12
    Interest on balances from banks   12          1         16          2
    Interest on federal funds         40          9         82         24
                              --------------------------------------------
        Total interest income        946        886      1,902      1,757
Interest expense:
    Interest on deposits            $406       $339       $791       $672
    Interest on fed funds purchased    -          -          -          1
    Interest on borrowed funds        80         47        150         91
                              --------------------------------------------
        Total interest expense       486        387        941        764
                              --------------------------------------------
Interest inc. before provision       460        499        961        993
Provision for Credit Losses           11         10         21         17
                              --------------------------------------------
    Net interest income              449        489        940        976
                              --------------------------------------------
Other income:
    Service charges deposits          88         86        170        165
    Gain on sale of ORE                -          -          -          -
    Gain on sale of Securities         -          -          -          -
    Other income and charges          19         20         43         49
                              --------------------------------------------
           Total other income        107        106        213        214

Other expenses:
    Salaries/employee benefits       220        197        428        391
    Occupancy expense                 60         51        118        100
    Loss on sale of ORE                -          -          -          -
    Other operating expenses         131        117        257        243
                              --------------------------------------------
        Total other expenses         411        365        803        734
                              --------------------------------------------
    Income before income taxes       145        230        350        456

    Income taxes                      48         77        115        149
                              --------------------------------------------
            Net income              $ 97       $153       $235       $307

    Net income per share           $3.46      $5.49      $8.42     $11.01

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 2001 and 2000



                                           Unrealized
                                Common     Gain (Loss)
                                Stock,         on
                              Treasury &       AFS
                                Surplus    Securities    Total

Balances, January 1, 2001           $4,379     $ 16     $4,395

    Net income six months              235        -        235

    Change in Unrealized AFS                    130        130
                                    ------    ------    ------

Balances, June 30, 2001             $4,614    $ 146     $4,760
                                    ======    ======    ======



Balances, January 1, 2000         $3,840       $(73)    $3,767

    Net income six months            307         -         307

    Change in Unrealized AFS                    (48)       (48)
                                   ------      ------    ------

Balances, June 30, 2000            $4,147     $(121)    $4,026
                                   ======     ======    ======




The accompanying notes are an integral part of this statement.








TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 2001 and 2000

                                                     June 30,   June 30,
                                                       2001       2000
Cash flows from operating activities:
    Net income                                            $235       $307
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       49         48
        Provision for Credit Losses                         21         17
        Write down of other real estate owned               11          9
        (Inc)dec accrued int receivable                     67         12
        (Inc) dec other assets                            (162)      (120)
        Inc(dec) accrued interest payable                  (16)         8
        Inc(dec) other liabilities                         128         74
          Net cash provided by operating            ----------------------
            activities                                     333        355
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks        (947)         13
    Dec(inc) in federal funds                           (1,250)     1,475
    Dec(inc) in investment securities                    1,035       899
    Net dec (inc) in loans                              (1,651)    (2,887)
    Capital expenditures premises & equip                 (113)       (18)
    Dec(inc) in other real estate owned                      -          -
                                                    ----------------------
      Net cash used in investing activities             (2,926)      (518)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (513)      (856)
      NOW and MMDA                                      (1,624)       705
      Savings deposits                                      44        240
      Time deposits $100,000 and over                    1,621       (990)
      Other time deposits                                  947        650
      Federal Home Loan Borrowings                       1,101        214
      Increase in federal funds purchased                    -        150
                                                    ----------------------
  Net cash provided by financing activities              1,576        113

Net increase in cash and cash equivalents               (1,017)       (50)

Cash and cash equivalents, beginning                     2,714      2,159

Cash and cash equivalents, end of period                $1,697     $2,109


Cash paid during the period:

    Interest                                              $958       $756

    Income Taxes                                          $142       $103


The accompanying notes are an integral part of this statement.
















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             June 30, 2001

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 2001. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2001.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.09% and Tier one capital ratio was 8.73% at June 30, 2001. The bank only risk based capital ratio was 18.05% and Tier one capital ratio was 8.71%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 2001, were $141,133 a decrease of $6,560 from December 31, 2000. Loans on which the accrual of interest had been discontinued at June 30, 2001 totalled $0.

We own one piece of other real estate. At the present time our other real estate is leased at the rate of $1,800 per month. The lessee has an option to purchase the property at the end of the lease. We are writing down our other real estate $1,957 per month. At June 30, 2001 other real estate totalled $186,248 which is down $11,272 from December 31, 2000.

Results of Operations

Net Income. Our net income for the six (6) months ended June 30, 2001 was $235,032 down $72,418 as compared to that of the same period last year. The decrease in net income was mostly attributed to an increase in salaries and employee benefits and to the Federal Reserve Bank lowering the Fed Funds rate four times since the beginning of the year.

Revenue. Our net interest income for the six (6) months ended June 30, 2001 is down $36,145 as compared to the same period in 2000. The decrease in net interest income was the result of the Federal Reserve Bank lowering the Fed Funds rate four times since the beginning of the year. Total interest income increased $146,248. The increase was mostly due to an increase in loan volume. Total interest expense increased $177,560. The effect of the Federal Reserve Bank's rate reductions was to reprice our loans and investments quicker than our deposits. We anticipate that as our deposits reprice over the remainder of the year that our net interest margin will improve.

Provision for Loan Losses. Our bad debt reserve totalled $279,153 at June 30, 2001 which represents .94% of our gross loans. During the first half of 2001, we added $21,498 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at June 30, 2001.

Other Income. Our other income was down $1,003 as compared to the same period last year. The decrease was mostly due to a decrease in commission income for the first half of the year.

Other Expenses. Other expenses are up $69,325 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits, occupancy expense and other operating expense. Salaries and benefits increased as the result of raises that were given in the fourth quarter of 2000. Occupancy expense increased due to an increase in building repairs and an increase in depreciation expense on new equipment purchased. Other operating expense increased due to increases in directors fees and ad valorem tax expense.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 2001 was $114,964 as compared to $149,019 for the same period last year. Income tax expense decreased due to a decrease in income for the current year.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 6, 2001                Alcee J. Durand, Jr.
Date                          President/CEO