Form 10-Q
period 2001-09-30
TECHE BANCSHARES INC
filed 2001-10-30
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2001

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 2001.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 2001 and December 31, 2000
    (Dollars in Thousands)
                                                     Sept. 30,  December 31,
                                                         2001       2000
            ASSETS
Cash and due from banks                                 $1,800     $2,714
Interest-bearing deposits with banks                     2,174         85
Securities Available for Sale at mkt value              16,428     15,456
Securities Held To Maturity (Market Value
     of $1,510 and $3,162, respectively)                 1,498      3,161
Other securities at cost                                   482        431
Federal funds sold                                         700        100
Loans, net of allowance for loan losses
     of $289 and $270, respectively)                    29,342     27,638
Bank premises, furniture, and equipment                    887        759
Accrued interest receivable                                318        399
Other real estate owned                                    180        198
Other assets                                               291         61
                                                    ----------------------
Total assets                                           $54,100    $51,002
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,183     $7,045
        Interest bearing -
            NOW and MMDA accounts                        7,738      8,806
            Savings                                      3,892      3,536
            Time, $100 and over,                        11,627     10,902
            Other time                                  12,517     11,597
                                                    ----------------------
                Total deposits                          41,957     41,886

Accrued interest payable                                   174        238
Federal Home Loan Borrowings                             6,613      4,252
Other liabilities and accrued expenses                     458        231
                                                    ----------------------
               Total liabilities                        49,202     46,607
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    3,303      2,973
                                                    ----------------------
                                                         4,728      4,398
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                189        16
                                                    ----------------------
                Total stockholders' equity               4,898      4,395
                                                    ----------------------
Total liabilities and stockholders' equity             $54,100    $51,002
                                                    ======================

The accompanying notes are an integral part of this statement.
















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2001 and 2000;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended     Nine Months Ended
                                Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                  2001       2000       2001       2000
Interest income:
    Interest and fees on loans      $651       $628     $1,931     $1,727
    Interest on investment securities -
        U.S. government's            237        276        738        870
        State/political sub's          6         13         23         39
    Dividends on equities              6          -         13         19
    Interest on balances from banks   12          1         28          3
    Interest on federal funds         13          5         95         29
                              --------------------------------------------
        Total interest income        925        923      2,828      2,687
Interest expense:
    Interest on deposits            $388       $360     $1,179     $1,033
    Interest on fed funds purchased    -          1          -          1
    Interest on borrowed funds        86         52        236        143
                              --------------------------------------------
        Total interest expense       474        413      1,415      1,177
                              --------------------------------------------
Interest inc. before provision       451        510      1,413      1,510
Provision for Credit Losses           10         10         32         27
                              --------------------------------------------
    Net interest income              441        500      1,381      1,483
                              --------------------------------------------
Other income:
    Service charges deposits          87         86        257        252
    Other income and charges          22         23         65         72
                              --------------------------------------------
           Total other income        109        109        322        324
Other expenses:
    Salaries/employee benefits       218        201        646        592
    Occupancy expense                 64         52        182        152
    Other operating expenses         128        116        385        359
                              --------------------------------------------
        Total other expenses         410        369      1,213      1,103
                              --------------------------------------------
    Income before income taxes       140        240        490        704

    Income taxes                      44         79        159        228
                              --------------------------------------------
            Net income              $ 96       $161       $331       $476

    Net income per share           $3.43      $5.78     $11.84     $17.06

    Average shares outstanding    27,925     27,925     27,925     27,925
The accompanying notes are an integral part of this statement.


TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 2001 and 2000



                                           Unrealized
                                Common     Gain (Loss)
                                Stock,         on
                              Treasury &       AFS
                                Surplus    Securities    Total

Balances, January 1, 2001           $4,378     $ 17     $4,395

    Net income nine months             331        -        331

    Change in Unrealized AFS                    172        172
                                    ------    ------    ------

Balances, September 30, 2001        $4,709    $ 189     $4,898
                                    ======    ======    ======



Balances, January 1, 2000         $3,840       $(73)    $3,767

    Net income nine months           476         -         476

    Change in Unrealized AFS                     17         17
                                   ------      ------    ------

Balances, September 30, 2000      $4,316       $(56)    $4,260
                                  ======      ======    ======




The accompanying notes are an integral part of this statement.












TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 2001 and 2000

                                                     Sept. 30,  Sept. 30,
                                                       2001       2000
Cash flows from operating activities:
    Net income                                            $331       $476
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       79         73
        Provision for Credit Losses                         31         27
        Write down of other real estate owned               17         14
        (Inc)dec accrued int receivable                     82         34
        (Inc) dec other assets                            (230)      (178)
        Inc(dec) accrued interest payable                  (64)       (13)
        Inc(dec) other liabilities                         227        209
          Net cash provided by operating            ----------------------
            activities                                     473        642
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks      (2,090)        46
    Dec(inc) in federal funds                             (600)     1,475
    Dec(inc) in investment securities                      854      2,359
    Purchase of Other Securities                           (42)       (39)
    Net dec (inc) in loans                              (1,734)    (4,761)
    Capital expenditures premises & equip                 (207)       (23)
                                                    ----------------------
      Net cash used in investing activities             (3,819)      (943)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (862)      (625)
      NOW and MMDA                                      (1,068)       142
      Savings deposits                                     356         92
      Time deposits $100,000 and over                      725     (1,624)
      Other time deposits                                  920      1,383
      Federal Home Loan Borrowings                       2,361        432
      Increase in federal funds purchased                    -        550
                                                    ----------------------
  Net cash provided by financing activities              2,432        350

Net increase in cash and cash equivalents                 (914)        49

Cash and cash equivalents, beginning                     2,714      2,159

Cash and cash equivalents, end of period                $1,800     $2,208


Cash paid during the period:
    Interest                                            $1,479     $1,190

    Income Taxes                                          $213       $154


The accompanying notes are an integral part of this statement.


















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2001

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 2001. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2001.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.22% and Tier one capital ratio was 8.71% at September 30, 2001. The bank only risk based capital ratio was 18.18% and Tier one capital ratio was 8.69%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 2001, were $134,625 a decrease of $13,068 from December 31, 2000. Loans on which the accrual of interest had been discontinued at September 30, 2001 totalled $0.

We own one piece of other real estate. At the present time our other real estate is leased at the rate of $1,300 per month. The lessee has an option to purchase the property at the end of the lease. We are writing down our other real estate $1,957 per month. At September 30, 2001 other real estate totalled $180,376 which is down $17,114 from December 31, 2000.

Results of Operations

Net Income. Our net income for the nine (9) months ended September 30, 2001 was $330,702 down $145,574 as compared to that of the same period last year. The decrease in net income was mostly attributed to an increase in salaries and employee benefits and to the Federal Reserve Bank lowering the Fed Funds rate nine times since the beginning of the year.

Revenue. Our net interest income for the nine (9) months ended September 30, 2001 is down $102,088 as compared to the same period in 2000. The decrease in net interest income was the result of the Federal Reserve Bank lowering the Fed Funds rate nine times since the beginning of the year. Total interest income increased $40,770. The increase was mostly due to an increase in loans outstanding. Total interest expense increased $238,025. The effect of the Federal Reserve Bank's rate reductions was to reprice our loans and investments quicker than our deposits. We anticipate that once rates stabilize our deposit repricing will catch up and our net interest margin will begin to improve.

Provision for Loan Losses. Our bad debt reserve totalled $289,446 at September 30, 2001 which represents .98% of our gross loans. During the nine months of 2001, we added $31,497 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at September 30, 2001.

Other Income. Our other income was down $2,157 as compared to the same period last year. The decrease was mostly due to a decrease in commission income for the nine months of the year.

Other Expenses. Other expenses are up $110,306 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits, occupancy expense and other operating expense. Salaries and benefits increased as the result of raises that were given in the fourth quarter of 2000. Occupancy expense increased due to an increase in building repairs and an increase in depreciation expense on new equipment purchased and the renovation of our Coteau Branch. Other operating expense increased due to increases in directors fees and ad valorem tax expense.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 2001 was $159,509 as compared to $228,486 for the same period last year. Income tax expense decreased due to a decrease in income for the current year.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

October 26, 2001              Alcee J. Durand, Jr.
Date                          President/CEO