Form 10-K
period 2001-12-31
TECHE BANCSHARES INC
filed 2002-03-27
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 2001
                                 or
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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 2001



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 2001                      Parts I, II and IV

Definitive Proxy Statement for the 2001
  Annual Meeting of Shareholders                  Part IV










































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

    The City of St. Martinville is located in the south central part of Louisiana. The Bank's primary market area, the City of St. Martinville, had a population of 6,989 in 2000. Its general market area, St. Martin Parish, Louisiana, had a population of 48,583.

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







    In the Bank's general market area there are five other banks and two domestic savings and loan institutions aggressively pursuing loans, deposits and other accounts. Below is a list of banks and savings institutions having offices in St. Martin Parish with their total deposits as of December 31, 2000:

                 Bank                       Thousands of Dollars

Farmers-Merchants Bank and Trust                      $108,792
First Louisiana National Bank                           74,040
Iberia Bank                                             10,810
MidSouth National Bank                                  32,087
St. Martin Bank and Trust                              105,426
Teche Bank and Trust Co.                                45,414
Teche Federal Savings Bank                              23,726

  Total parish bank deposits                          $400,295
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

    The table below indicates the Bank's capital measures at December 31, 2001. The bank meets the risk-based capital guidelines at December 31, 2001 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%     17.63%
                                                 =====     ======
  Tier 2                                           - %      1.11%
                                                 =====     ======
  Total risk-based capital ratio                  8.0%     18.74%
                                                 =====     ======













Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 2001          2000          1999
              ASSETS            ------        -----         ------

Cash and due from banks        $  1,799       $ 1,840      $ 1,905
Interest-bearing deposits
  in banks                        1,228            70           48
Investments securities:
  U. S. Treasury securities         400           400          400
  Federal agency securities      16,013        16,887       21,259
  States and political
    subdivisions                    601         1,106        1,166
  Other securities                  449           411          373
                                 ------        ------        ------
    Total investment securities  17,463        18,804       23,198

Federal funds sold                2,821           704        1,054
Loans, net of allowance
  for losses                     28,646        25,322       19,519
Bank premises, and equipment        839           714          771
Accrued interest receivable         306           334          336
Other real estate owned             187           207          226
Other assets                        226           196          275
                              ---------     ---------     ---------
    Total assets                $53,515       $48,191      $47,332
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 6,874       $ 6,744      $ 6,885
    NOW and MMDA accounts         7,629         7,288        6,731
    Savings                       3,762         3,832        3,894
    Time (100,000 and over)      11,786        10,029       11,043
    Other time                   12,572        12,249       11,075
                                 ------        ------       ------
           Total deposits        42,623        40,142       39,628
  Federal funds purchased             1            33          131
  Other borrowed funds            5,558         3,481        3,197
  Securities repurchased              0             0          150
  Accrued interest payable          213           195          159
  Other liabilities &
    accrued expense                 401           331          407
                                 ------        ------       ------
     Total liabilities           48,796        44,182       43,672
                                 ------        ------       ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits               2,940         2,230         1,881
  Paid in capital                   380           380           380
    Total stockholders' equity    4,740         4,030         3,681
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      4,719         4,009         3,660
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $53,515       $48,191       $47,332
                               ========      ========      ========









































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  2001          2000           1999
Interest earning assets:
  Interest-bearing deposits,
    in banks                     $1,228         $ 70       $    48
  Interest earned on interest-
    bearing deposits                 39            4             2
  Yield on interest-bearing
    deposits                       3.2%          6.2%          4.3%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $16,413       $17,288       $21,659
  Interest earned on U. S. Treasury
    and federal agency securities   933         1,129         1,237
  Yield on U. S. Treasury and
    federal agency securities      5.7%          6.5%          5.7%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                   $601          $1,106      $1,165
  Interest earned on obligations of
    states and political
    subdivisions                     28              51          52
  Yield on obligations of states and
    political subdivisions          4.7%           4.6%        4.5%
                                  ======         ======      ======

  Other securities                 $449           $411        $373
  Interest/dividends earned
    on other securities              15             24           15

  Yield on other securities         3.4%           5.8%        4.1%
                                  ======         ======      ======

  Federal funds sold             $ 2,821      $   704        $1,054
  Interest earned on
    federal funds sold              109           43            53
  Yield on federal funds sold       3.9%          6.1%         5.0%
                                  ======       ======        ======

  Net loans                      $28,645      $25,322       $19,519
  Interest and fees
    earned on net loans            2,559        2,375         1,859
  Yield on net loans                8.9%         9.4%          9.5%
                                  ======       ======        ======

  Total interest earning assets  $50,158       $44,899      $43,819
    Interest earned on total
      interest-earning assets      3,684         3,626        3,218
    Yield on total interest-earning
       assets                       7.3%          8.1%         7.3%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts           $7,629       $ 7,288       $6,731
  Interest paid on NOW AND MMDA
    accounts                         148           157          144
  Average rate on NOW AND MMDA
    accounts                        1.9%          2.2%         2.1%
                                  ======        ======       ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    2001          2000         1999

  Savings                        $ 3,762       $ 3,832       $3,894
  Interest paid on savings            67            76           77
  Average rate paid on savings      1.8%          2.0%         2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $11,786       $10,029      $11,043
  Interest paid on time deposits,
    $100,000 and over                644           544          538
  Average rate paid on time deposits,
    $100,000 and over               5.5%          5.4%         4.9%
                                  ======        ======       ======

  Other time deposits            $12,572       $12,249      $11,074
  Interest paid on other time
    deposits                         660           633          525
  Average rate paid on other time
    deposits                        5.2%          5.2%         4.7%
                                  ======        ======       ======

  Federal funds purchase           $  1          $ 33         $131
  Interest paid on federal funds
    purchased                         -             2            7
  Average rate paid on federal funds
    purchased                       4.7%          5.9%         5.5%
                                  ======        ======       ======

 Other borrowed funds              $5,558      $3,481        $3,197
  Interest paid on other borrowed
   funds                              333         204           181
 Average rate paid on other
  borrowed funds                      6.0%        5.9%         5.7%
                                    ======      ======       ======

  Securities repurchased           $    -        $  -         $150
  Interest paid on securities
    repurchased                         -           -            8
  Average rate paid on securities
    repurchased                       0.0%        0.0%         5.1%
                                    ======      ======       ======

      Total interest bearing
        liabilities              $41,307      $36,912      $36,220
      Interest paid on total interest
        bearing liabilities        1,853        1,616        1,480
      Average rate on total interest
        bearing liabilities         4.5%         4.4%         4.1%
                                  ======       ======       ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     3.6%         4.5%        4.0%
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
                                  =====      =====  =====    =====

                                           2000 v. 2001
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                       72        (2)  (35)       35
    U. S. Treasury & Federal
      Agency Sec.                   (57)     (138)    7      (188)
    State and political
      subdivisions                  (23)        1    (1)      (23)
    Federal Funds sold              129       (15)  (47)       67
    Net loans                       312      (127)  (17)      168
      Total interest earning
        assets                      433      (281)  (93)       59

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts             8       (22)   (1)      (15)
    Savings                          (1)       (8)    -        (9)
    Time deposits, $100,000
      and over                       95        10     2       107
    Other time deposits              17         -     -        17
    Federal funds purchased          (2)        6    (6)       (2)
    Securities repurchased            -         -     -         -
    Other Borrowed Funds            123         3     2       128
      Total interest-bearing
        liabilities                 240       (11)   (3)      226

      Increase (decrease) in net
        interest income             193      (270)  (90)     (167)
                                  =====      =====  ====    ======



































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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 2,257    $ 2,257
Int. Bearing deposits
 in banks           2,036       -        -           -       2,036
Securities available
  for sale          1,751    6,662     7,940         -      16,353
Securities held
  to maturity       2,499      407        -          -       2,906
Other securities       -         -        -         484        484
Federal funds sold  2,775        -        -          -       2,775
Loans              10,071    7,620    11,178         -      28,869
Other assets           -        -         -       1,531      1,531
                  -------  -------    ------    -------    -------
    Total assets $ 19,132  $14,689   $19,118     $4,272    $57,211
                  =======  =======    ======    =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 6,918    $ 6,918
Interest-bearing deposits:
  NOW and MMDA's    4,106    6,357        -          -      10,463
  Savings           1,586    2,378        -          -       3,964
  Time, $100,000
    and over       10,909      635        -          -      11,544
  Other time       10,313    2,212        -          -      12,525

  Other borrowed
   funds              227   1,051       5,250        -       6,528
  Other liabilities     -       -         -         380        380
  Stockholder's equity  -       -         -       4,889      4,889
                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $27,141  $12,633     $5,250  $12,187    $57,211
                  =======  =======     ======  =======    =======
Interest rate
  sensitivity gap $(8,009) $ 2,056     $13,868  $(7,915)
                   ======= =======      ======   =======










































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 2001, 2000 and 1999 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:
                                      2001
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $   496      $ 16       $ (-)   $    512
  Mortgage-backed
    securities           15,636       222        (17)     15,841
                         ------       ---        ----     ------
      Totals             16,132       238        (17)     16,353


Securities held to maturity:
  State and Municipal
    Securities              407         10         -         417
  Mortgage-backed
    Securities            2,499          -         -       2,499
                        -------        ---       ----     ------
      Totals              2,906         10         -       2,916


Other Securities            484         -          -         484
                        -------        ---       ----     ------
    Totals                  484         -          -         484

      Total securities  $19,522       $248      $(17)    $19,753
                        =======       ====      =====    =======

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
                        =======       ====      =====   ========









Investment Portfolio (Continued) -

                                        2001
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years

Securities available for sale:
  U.S. Government and
    Agency Securities   $  512     $   -       $   -      $   -
 Mortgage-backed
    securities           1,239       6,662      2,665       5,275
                        ------       -----      -----       -----
      Totals             1,751       6,662      2,665       5,275

Securities to be held to maturity:
  State and municipal
    securities               -         407          -          -
  Mortgage-backed
    securities           2,499           -          -          -
                        ------       -----      -----       -----
      Totals             2,499         407          -          -

Other securities             -          -           -         484

  Total                 $4,250     $ 7,069     $2,665      $5,759
                        ======     =======    =======      ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      6.8%        0.0%         0.0%     0.0%
                          ======      ======       ======   =====

  Mortgage-backed
    securities             7.4%        6.5%         6.6%     6.0%
                          ======      ======       ======   =====

Securities to be held to maturity:
  State and municipal
    securities             0.0%        6.5%         0.0%     0.0%
                          ======      ======       ======   ======

 Mortgage-backed
   securities              1.8%        0.0%         0.0%     0.0%
                          ======      ======       ======   ======

Other securities           0.0%        0.0%         0.0%     3.4%
                          ======      ======       ======   ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.
Loan Portfolio Information -


Types of Loans:          2001    2000     1999      1998     1997

Real estate loans     $15,728  $14,479  $11,501   $ 7,032  $ 8,474
Commercial and
  industrial loans     10,501   10,258    8,594     7,128    2,560
Personal and
  consumer loans        2,923    3,157    2,689     2,381    2,897
All other loans            18       19       37        33       12
                       ------   ------    -----     -----    -----
  Totals               29,170   27,913   22,821    16,574   13,943
Less: Unearned income      (1)      (5)     (16)      (47)     (65)
      Allowance for
        loan losses      (300)    (270)    (233)     (173)    (171)
                       ------   ------    -----     -----    -----
         Net loans    $28,869  $27,638  $22,572   $16,354  $13,707
                      =======  =======  =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                2001      less     five Years     Ten     Years

Real estate   $15,728    $   893     $4,111      $4,249     $6,475
Commercial and
  industrial   10,501      7,941      2,124         399         37
Personal and
  consumer      2,923      1,521      1,384          18          -
All other          18         18          -           -          -
              --------  --------    -------      ------     ------
    Totals    $29,170    $10,373     $7,619      $4,666     $6,512
             ========   ========    =======      ======     ======

All loans due after one year are at predetermined interest rates.
















Non-accrual, Past Due, Restructured and Impaired Loans:
(in thousands)
                                       December 31,   December 31,
                                          2001           2000

Non-accrual loans                         $ -            $  -
                                          =====          =====
Restructured loans                        $ -            $  -
                                          =====          =====
Impaired loans                            $ -            $  -
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $194           $148
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $183,861 as of December 31, 2001.

        At December 31, 2001, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 2001       2000
Balance, beginning of year                      $ 270      $ 233

Provision added to operations                      41         37
                                                  ---        ---
Charge-offs:
  Personal loans                                   19          4
  Business loans                                    -          -
                                                  ---        ---
    Total Charge off's                             19          4
Recoveries:
  Personal loans                                    5          3
  Business loans                                    3          1
                                                  ---        ---
    Total Recoveries                                8          4

Net allowance activity                             30         37

Balance, end of year                            $ 300      $ 270
                                                =====      =====
Ratio of allowance activity during the period
  to average loans outstanding during the
  period                                         .10%        .15%
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

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $    -
     Commercial & industrial                      -
     Personal & consumer                         25
     All other loans                              -
                                             ------
     Total                                   $   25
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








Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                2001     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $11,544     $2,286    $3,626      $4,997     $  635
               ======     ======    ======      ======     ======


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              2001           2000           1999

Return on average assets      0.7%           1.1%           0.9%
                             =====          =====          =====

Return on average equity      8.7%          14.5%          11.2%
                             =====          =====          =====

Dividend payout ratio        10.9%           7.6%          10.2%
                             =====          =====          =====

Equity to asset ratio         8.9%           8.4%           7.8%
                             =====          =====          =====

Capital adequacy ratio        9.0%           9.1%           8.7%
                             =====          =====          =====

Item 2. Properties

    The main banking house is made of concrete and brick and has 6,470 square feet of working area. The main banking house and concrete parking lot are situated on three adjoining pieces of property on the outskirts of St. Martinville, Louisiana.
The Bank also owns a piece of property on the outskirts of St. Martinville, Louisiana, on which they have a branch made of concrete and brick which has 1,660 square feet of working area.
The Coteau Branch is constructed of brick with 2,472 square feet of working area. None of these properties carry a mortgage.

Item 3. Legal Proceedings

    The Company is not involved in any legal actions.

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 2001.


                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 2001, it is believed that the stock of the Company trades for approximately $100.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 2001, Teche Bancshares, Inc. had approximately 369 stockholders.

    Teche Bancshares, Inc. paid a dividend of $1.60 per share in 2001 and 2000 and $1.50 per share in 1999. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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














Item 6. Selected Financial Data
(in thousands except per share)

                2001       2000       1999       1998       1997

Investment
  securities  $19,743   $19,048    $19,779    $24,271    $19,578

Loans          28,869    27,638     22,572     16,354     13,707

Deposits       45,414    41,885     40,185     38,097     33,721

Stockholders
  equity        4,889     4,395      3,766      3,878      3,242

Operating
  revenues      4,103     4,068      3,605      3,247      2,933

Net interest
  income        1,830     2,009      1,736      1,497      1,476

Provision for
  loan losses     (41)      (37)       (60)        -         (10)

Net income        409       584        411        387        363

Earnings
  per share     14.64     20.91      14.72      13.87       12.98

Total assets   57,211    51,002     47,457     45,283      37,305

Cash dividend:
  Per share      1.60      1.60       1.50       1.50        1.50
  Total            45        45         42         42          42




















Item 7.  Managements's Discussion and Analysis of Financial
Condition and Results of Operations

2001 IN REVIEW

Our net income for the years ended December 31, 2001, 2000, and
1999 was $408,830, $583,954, and $411,164, respectively.   Net
income decreased $175,124 from $583,954 for the year ended 2001. Net income increased $172,790 in 2000 from $411,164 in 1999. Earnings per common share were $14.64 for 2001, $20.91 for 2000, and $14.72 for 1999. Return on average assets and return on equity was .7% and 8.7% in 2001. Return on average assets and return on equity was 1.1% and 14.5% for 2000. For 1999, return on average assets and return on equity was .9% and 11.2%.

Highlights for 2001 were as follows:

1. For the year ended 2001, we increased our total assets by 12.2 percent. Net loans increased 4.5% or $1,238,791 as compared to 2000. This positive trend marks the tenth consecutive year of asset growth for Teche Bank.

2. We completed the expansion that doubled the size of our Coteau Office. Our Coteau office continues to be a thriving source of growth and profitability for the Bank.

3. During 2001, we purchased a new IBM AS400 computer to process the bank's transactions. The new system will allow us to conduct our accounting and record keeping functions much faster and positions the bank to take advantage of new technologies to improve efficiency.


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

During the year ended 2001, we borrowed $2,450,000 in amortizing advances from the Federal Home Loan Bank giving us a balance in amortizing advances totalling $6,528,613. These fixed rate advances were used to offset fixed rate loans. These funds give us the ability to extend the maturities of our liabilities to better match them with our long-term assets. The average rate obtained on all advances borrowed was 5.94%.

Net interest income was $1,788,741 in 2001, compared to $1,972,491 in 2000. This change represents a decrease of $183,750 over the previous year. Our net interest income decreased for the year as the result of the Federal Reserve Bank's lowering rates 11 times during the year. Most of our deposits are fixed rate certificates of deposit which have repriced slower than our assets.

Net interest income was $1,972,491 in 2000, compared to $1,675,882 in 1999. This change represents an increase of $296,609 over the previous year. We were able to increase our net interest income for the year ended 2000 because of growth in the bank's total loans.

Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. During 2001, 2000 and 1999, we added $41,496, $36,663 and $60,000, respectively, to our reserve for loan losses to assure that we had adequate reserves for the loan growth that we experienced. The allowance for loan loss at December 2001 was $300,062 or 1.02% of gross loans.

Other Income

Other income was $418,938 for 2001 as compared to $442,031 in 2000. The decrease in other income was mostly due to a decrease in commissions on credit life.

Other income was $442,031 for 2000 as compared to $404,505 in 1999. The increase in other income was mostly due to an increase in income from service charges on demand deposit accounts, an increase in NSF fee income and an increase in commissions on credit life.

Other Expenses

Other expenses were $1,609,137 for 2001 compared to $1,570,797 in 2000. The increase in other expense was mostly the result of increases in occupancy expenses as a result of the expansion of our Coteau office and the purchase of a new IBM AS400 computer to process our operations.

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

The carrying value of securities available for sale at the end of 2001 was adjusted up $221,241 to reflect an increase in market value from amortized cost. Securities held to maturity had a market value more than amortized cost of $9,858 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 2000 was adjusted up $25,486 to reflect an increase in market value from amortized cost. Securities held to maturity had a market value more than amortized cost of $444 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

Loans

At December 31, 2001, loans, net of allowance for loan losses and unearned discount, were $28,869,085. This was an increase of $1,230,791 over $27,638,294 at the end of 2000. Average loans during the year 2001 were $28,645,421 up approximately $3,323,843 from the average of 2000.

At December 31, 2000, loans, net of allowance for loan losses and unearned discount, were $27,638,294. This was an increase of $5,066,324 over $22,571,970 at the end of 1999. Average loans during the year 2000 were $25,545,763 up approximately $5,851,597 from the average of 1999.

FINANCIAL CONDITION ANALYSIS

Deposits

At December 31, 2001 total deposits were $45,413,555 an increase of $3,528,252 over that of the prior year end balance. Average deposits for the year ended 2001 were $42,623,113 as compared to $40,141,866 in 2000. Average deposits are up due to growth in our local economy and monies leaving the stock market.


At December 31, 2000 total deposits were $41,885,303 an increase of $1,700,093 over that of the prior year end balance. Average deposits for the year ended 2000 were $40,141,865 as compared to $39,627,441 in 1999. Average deposits are up due to growth in our local economy.

Time deposits of $100,000 and greater were $11,543,852 at the end of 2001, an increase of $641,812 over that of the prior year. The increase was due to increases in the deposits of one of our major stockholders. We hold $2,000,000 in jumbo certificates from the State of Louisiana. Rates on these funds are attractive compared to alternatives for funding.

Time deposits of $100,000 and greater were $10,902,040 at the end of 2000, a decrease of $390,815 over that of the prior year. The decrease was due to increased competition for Public Funds during the year resulting in less bids won. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. However, the increase in public fund interest from other banks has made these funds less attractive. We also held $2,000,000 in jumbo certificates from the State of Louisiana during 2000.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 2001, nonperforming assets were $176,750, a decrease of $23,016 from 2000. As of December 31, 2000, nonperforming assets were $197,520, a decrease
of $19,800 from 1999.    Nonaccrual loans at December 31, 2001,
2000 and 1999 were $0. Other real estate owned was $176,750, $197,520, and $217,320, at December 31, 2001, 2000, and 1999,
respectively. The improvement in nonperforming assets was accomplished through the write-down of other real estate owned.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $183,861, $249,912, and $227,555, at December 31,
2001, 2000, and 1999, respectively.

Capital and Dividends

The Company's risk based capital ratios at December 31, 2001 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 8.32% and risk based capital was 18.74%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 8.5% at December 31, 2001. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company. During 2001 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $44,680 which was paid to stockholders in the form of a dividend.

Fourth Quarter Results

Net income for the fourth quarter of 2001, 2000, and 1999 was $78,128, $107,678, and $131,577, respectively. The decrease in income for the quarter was due to the effect of our margin being squeezed as the result of the 11 decreases in interest rates made during the year by the Federal Reserve Bank. Income before income tax for the quarter ended December 31, 2001 was $108,331 as compared to $138,963 for the same quarter ended 2000.







Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 29 to 63.


























                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 2001 and 2000






































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
















                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with generally accepted accounting principles.

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


                      Kolder, Champagne, Slaven, & Company, LLC
                           Certified Public Accountants
Breaux Bridge, Louisiana
January 22, 2002
                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 2001 and 2000
                           (in thousands)


                                              2001          2000
                                   ASSETS

Cash and due from banks                     $ 2,257       $ 2,714
Interest bearing deposits w/banks             2,036            85
Securities available for sale                16,353        15,456
Securities to be held to maturity             2,906         3,161
Other securities                                484           431
Federal funds sold                            2,775           100
Loans, net of allowance for loan losses
  and unearned discount on loans             28,869        27,638
Bank premises, furniture,
  fixtures and equipment                        867           759
Accrued interest receivable                     313           399
Other real estate owned                         174           198
Other assets                                    177            61
                                          ---------     ---------
           Total assets                     $57,211       $51,002
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 6,918      $ 7,045
    Interest bearing -
      NOW and MMDA accounts                   10,463        8,806
      Savings                                  3,963        3,536
      Time, $100,000 and over                 11,544       10,902
      Other time                              12,525       11,597
                                           ---------     --------
           Total deposits                     45,413       41,886

  Accrued interest payable                       211          238
  Other borrowed funds                         6,529        4,252
  Other liabilities and accrued expenses         169          231
                                           ---------     --------
           Total liabilities                  52,322       46,607

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            3,337        2,973
  Less:  200 shares
           of treasury stock                     (19)         (19)
         Accumulated other
           comprehensive income                  146           16
                                           ---------     --------
           Total stockholders' equity          4,889        4,395

           Total liabilities and
             stockholders' equity            $57,211      $51,002
                                          ===========   ==========


The accompanying notes are an integral part of this statement.










































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 2001, 2000 and 1999
                           (in thousands)


                                    2001         2000         1999

INTEREST INCOME
  Interest and fees on loans       $2,559      $2,375       $1,859
  Interest on investment securities:
    Interest on securities
      available for sale              925         982        1,031
    Interest on securities
      to be held to maturity            8         147          206
    Obligations of state and
      political subdivisions           28          51           52
    Interest and dividends
      on other securities              15          24           15
  Interest on federal funds sold      109          43           53
  Interest on deposits in banks        39           4            2
                                    -----       -----        -----
      Total interest income         3,683       3,626        3,218

INTEREST EXPENSE
  Interest on deposits              1,520       1,410        1,284
  Federal funds purchased               -           2            7
  Interest on borrowed funds          333         204          181
  Interest on securities repurchased    -           -            8
  Other interest                        -           1            2
                                    -----       -----        -----
      Total interest expense        1,853       1,617        1,482

      Net interest income before
        recovery of possible
        loan losses                 1,830       2,009        1,736

PROVISION FOR POSSIBLE LOAN LOSSES    (41)        (37)         (60)
                                    -----       -----        -----
      Net interest income after
        recovery of possible
        loan losses                 1,789        1,972       1,676

OTHER INCOME
  Service charges on
    deposit accounts                  345          341         302
  Commissions income                   30           54          44
  ATM income                           18           19          14
  Net gain on security transactions     -            -           1
  Net other real estate gain            -            -           -
  Other operating revenue              26           28          45
                                    -----        -----       -----
      Total other income              419          442         404

OTHER EXPENSES
  Salaries and employee benefits      851          871         779
  Occupancy expenses                  250          216         226
  Furniture and equipment expenses     38           34          36
  Data processing expenses             59           52          60
  Net other real estate expense         1            3           1
  Other operating expenses            410          394         381
                                    -----        -----       -----
      Total other expenses          1,609        1,570       1,484

      Income before income taxes      599          844         596

INCOME TAX EXPENSE (BENEFIT)          190          260         185
                                    -----       ------       -----
      Net Income                   $  409       $  584      $  411
                                  =======      =======     =======
      Net income per share
         of common stock-basic     $14.64       $20.91      $14.72
                                  =======      =======     =======
      Net income per share
         of common stock-diluted   $14.64       $20.91      $14.72
                                  =======      =======     =======

      Average shares outstanding   27,925       27,925      27,925
                                  =======      =======     =======

The accompanying notes are an integral part of this statement.



























               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 2001, 2000 and 1999
                        (in thousands)

                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1998     $1,405      $2,066       $107       $3,578

  Net income                 -         411          -          411

  Unrealized loss on securities,
    net of income tax of $89 -           -       (172)        (172)

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $4)             -           -         (9)          (9)
                        -------      -----      ------      -------
  Total Comprehensive Income -         411       (181)         230

  Cash Dividend,
    $1.50 per share          -         (42)         -          (42)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999      $1,405     $2,435        (74)       $3,766
                        -------      -----      ------      -------

  Net income                 -         584          -           584

  Unrealized gain on securities,
    net of income tax of $46 -           -         90            90

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $0)             -           -          -            -
                        -------      -----      ------      -------
  Total Comprehensive Income -         584         90           674

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2000      $1,405     $2,974         16       $4,395

  Net income                 -         409          -          409

  Unrealized gain on securities,
    net of income tax of $67 -           -        130          130

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $0)             -           -          -            -
                        -------      -----      ------      -------
  Total Comprehensive Income -         409        130          539

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2001      $1,405     $3,338        146       $4,889
                        =======      =====      ======      =======

The accompanying notes are an integral part of this statement.



































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 2001, 2000 and 1999
                        (in thousands)

                                     2001       2000       1999

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 409       $ 584      $ 411
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment        111          98        118
      (Increase) decrease in:
        other assets                 (115)         (7)        62
        accrued interest receivable    86         (20)       (22)
        accrued interest payable      (27)         45         28
        other liabilities             (62)         58        (10)
                                     -----      -----      ------

         Net cash provided
           by operating activities    402         758        587
                                     -----      -----      ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks              (1,952)          5        (15)
  (Increase) decrease in
    federal funds sold             (2,675)      1,375          25
  Proceeds from sales of
    securities available for sale       -          -         746
  Proceeds from maturities of
    securities available for sale  10,934      6,054       4,672
  Proceeds from maturities of
    securities held to maturity     3,185        893      10,711
  Purchases of securities
    to be held to maturity        (11,702)    (3,650)       (698)
  Purchases of securities
    available for sale             (2,983)    (2,477)    (11,121)
  Net (increase) decrease
    in loans                       (1,231)    (5,066)     (6,218)
  Capital expenditures for
    bank premises and equipment      (218)      (124)        (44)
  (Increase) decrease in
    other real estate owned            23         19          13
                                     -----      -----      -----
      Net cash provided by
       (used in)investing
       activities                  (6,619)    (2,969)     (1,929)
                                   -------    -------      -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                  (127)        (64)       314
    NOW and MMDA                    1,658       2,381       (319)
    Savings deposits                  428        (205)       147
    Time deposits, >= $100,000        515        (391)       953
    Other time deposits             1,054         (21)       992
  Proceeds from long-term debt      2,450       1,240          -
  Repayment of long-term debt        (173)       (128)      (119)
  Dividends paid                      (45)        (45)       (41)
                                     -----      -----       -----
      Net cash provided by
        financing activities        5,760       2,767      1,927
                                   -------      ------      -----

      Net increase (decrease) in
        cash and cash equivalents    (457)        556        584

CASH AND CASH EQUIVALENTS,
  beginning of year                 2,714       2,158      1,574

CASH AND CASH EQUIVALENTS,
  end of year                     $ 2,257     $ 2,714     $2,158
                                   =======     =======    =======

CASH PAID DURING THE YEAR

  Interest                          $1,880     $ 1,572    $ 1,454
                                    ======     =======    =======
  Income taxes                      $  363     $   255    $   141
                                    ======     =======    =======

The accompanying notes are an integral part of this statement.






















           TECHE BANCSHARES, INC. AND SUBSIDIARY

             Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 2001, 2000 and 1999, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

             Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

            While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change materially in the future.

    D.   Basis of Accounting

            The accompanying financial statements have been prepared in accordance with generally accepted accounting principles and in conformity with practices within the banking industry.

    E.   Cash and Cash Equivalents

            For the purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks". Cash, cash equivalents and due from banks at December 31 included the following:
                                     (in thousands)
                              2001         2000         1999
         Cash and due
           from banks        $2,257       $2,714       $2,158
                           ==========   ==========   ==========

            The Bank maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Bank had deposits at institutions and agency federal funds exceeding the insured amount by approximately $2,011,278.

     F.   Investment Securities

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

               At December 31, 2001 and 2000, the Bank did not own any trading securities.

               Securities to be Held to Maturity -

               Bonds, notes and debentures for which the Bank has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts which are recognized in interest income using the interest method over the period to maturity.

               Securities Available for Sale -

               Securities available for sale consist of bonds, notes, debentures and certain equity securities not classified as trading securities nor as securities to be held to maturity. These securities are recorded at fair value.

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

     G.   Loans, Allowance for Loan Losses and Interest Income

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

     H.   Loan Origination Fees and Costs

               The Bank charges minimal loan fees and direct origination costs. These charges are recognized as income at the time the loan is made.

     I.   Bank Premises, Furniture, Fixtures and Equipment

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

     J.   Other Real Estate Owned

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

     K.   Income Taxes

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

     L.   Post-Retirement Health Care and Life Insurance Benefits

               The Bank does not pay the costs of providing continuing health care and life insurance benefits for its retired employees.

     M.   Compensated Absences

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

     N.   Financial Instruments

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

               The following methods and assumptions were used by the Bank in estimating fair values of financial instruments as disclosed herein:

               Cash and cash short-term instruments -- The carrying amount of cash and short-term instruments approximate their fair value.

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

     O.   Advertising

               Most of the Bank's advertising is expensed as incurred. However, advertising that benefits more than one year is expensed over the period benefited. At December 31, 2001 and 2000, the balance of prepaid advertising was $3,988 and $0, respectively. This balance is included in other assets on the balance sheet.

 (2) Investment Securities

          The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                      (in thousands)
                             Amortized Unrealized Unrealized Fair
                               Cost      Gains     Losses    Value

     (in thousands)
     Securities available for sale:
       December 31, 2001 -
         U.S. Government and
           agency securities  $   495    $16      $  -    $    511
         Mortgage-backed
           securities          15,637    222       (17)     15,842
                              -------    ---      ------   -------
                              $16,132   $238     $ (17)    $16,353
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 2000 -
         U.S. Government and
           agency securities  $ 2,788    $ 9      $ (6)    $ 2,791
         Mortgage-backed
           securities          12,642     53       (31)     12,665
                              -------    ---      ------   -------
                              $15,431    $62     $ (37)    $15,456
                              =======    ===      ======   =======


     (in thousands)
     Securities to be held to maturity:
       December 31, 2001 -
         State and municipal
           securities             407    $10          -        417
         Mortgage-backed
           securities           2,499      -          -      2,499
                              -------    ---      ------   -------
                              $ 2,906    $10      $   -     $2,916
                              =======    ===      ======   =======

     Securities to be held to maturity:
       December 31, 2000 -
         State and municipal
           securities             945      5          -        950
         Mortgage-backed
           securities           2,216      -         (4)     2,212
                              -------    ---      ------   -------
                              $ 3,161    $ 5      $  (4)    $3,162
                              =======    ===      ======   =======


          Investment securities carried at approximately $8,706,747 at December 31, 2001 and $8,999,699 at December 31, 2000 were pledged to secure public deposits and for other purposes required or permitted by law.

          Gross realized gains and losses on sales of investment securities for the years ended December 31, were as follows:
     (in thousands)
                                            2001     2000    1999
     Gross realized gains:
       Mortgage backed securities           $ -      $ -    $  2
       Other securities                       -        -       -
                                             ---     ---    ----
         Total realized gains               $ -      $ -    $  2
                                             ===     ===    ====

     Gross realized losses:
       U.S. government & agency securities  $ -       $ -    $  -
       Mortgage-backed securities             -         -       1
       Other securities                       -         -       -
                                             ---      ---    ----
         Total realized losses              $ -       $ -    $  1
                                             ===      ===    ====


          The maturities of debt securities at December 31, 2001 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $2,499  $2,499    $ 1,718  $ 1,751
     Due from one to five
        years                      407     417      6,569    6,662
     Due from five to ten
        years                        -       -      2,624    2,665
     Due after ten years             -       -      5,221    5,275
                                ------  ------    -------  -------
                                $2,906  $2,916    $16,132  $16,353
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

 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      2001             2000
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               3,344  $334,400   2,805 $280,500
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $484,400         $430,500
                                        ========         ========

          These securities are valued at cost. The stock in Federal Home Loan Bank of Dallas is considered to be a restricted security and is required to be maintained.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                2001        2000

     Real estate loans                        $15,728     $14,479
     Commercial and industrial loans           10,501      10,258
     Personal and consumer loans                2,923       3,157
     All other loans (including overdrafts)        17          19
                                              -------     -------
                                               29,169      27,913
     Less:  Unearned discount                       -         (5)
            Allowance for loan losses            (300)       (270)
                                              -------     -------
              Loans, net                      $28,869     $27,638
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

          Loans on which the accrual of interest has been discontinued or reduced amounted to $0 at December 31, 2001 and 2000, respectively. The Bank did not recognize any interest income on nonaccrual loans during 2001.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       2001     2000     1999

     Balance, beginning of period      $270     $233     $173
       Provision added to operations     41       37       60
       Loans charged off                (19)      (4)      (6)
       Recoveries                         8        4        6
                                       ----     ----     ----
     Balance, end of period            $300     $270     $233
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 2001 is sufficient to cover any possible loan losses.

 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 2001 and 2000:
     (in thousands)
                                                2001      2000

     Land                                      $ 301     $ 301
     Bank buildings and improvements             953       786
     Furniture, fixtures and equipment           731       708
     Construction in progress                      -        48
                                               -----     -----
                                               1,985     1,843
                                               =====     =====
     Accumulated depreciation
       and amortization                       (1,118)   (1,084)
                                               -----     -----
                                               $ 867     $ 759
                                               =====     =====

          Depreciation expense for the periods ended December 31, 2001, 2000 and 1999, amounted to $110,998, $97,999, and
     $118,498, respectively.

          Construction in progress at December 31, 2000 involved the remodeling of the Coteau Branch. This project was completed during 2001.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 2001 and 2000 is composed of the following:
     (in thousands)
                                                 2001       2000

     Other real estate owned,
       acquisition value                        $ 235       $ 235
     Add: Renovation costs                          -           -
     Less:  Allowance for other
              real estate losses                  (60)        (37)
                                                -----       -----
              Net value                         $ 175       $ 198
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           2001    2000    1999

     Balances, beginning of period        $  37   $  17   $   -
       Provision charged to operations       23      20      17
       Sales of properties                    -       -       -
                                          -----   -----   -----
     Balances, end of period              $  60   $  37   $  17
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo time deposits, each with a minimum denomination of $100,000, was approximately $11,543,852 and $10,902,040 in 2001 and 2000, respectively.

          At December 31, 2001, the scheduled maturities of time deposits are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          2002                                   $21,222
          2003                                     2,294
          2004                                       242
          2005                                       306
          2006                                         5
                                                  ------
                                                 $24,069
                                                  ======
          Members of the board of directors had $9,807,119 and $8,701,723 of deposits at December 31, 2001 and 2000, respectively.

 (8) Other Borrowed Funds

          Teche Bank has borrowed monies from the Federal Home Loan Bank of Dallas (FHLB) in the form of (16) advances. All advances are secured by approximately $6,600,000 of mortgage loans and mortgage-backed securities. The Bank's borrowing capacity is determined by the dollar amount of its loan portfolio and the number of FHLB shares that the Bank owns.
     At December 31, 2001, the Bank had approximately $176,000 available on its line of credit with FHLB to be drawn upon as needed. The Bank, based on its current loan portfolio, has the option to purchase approximately 5,000 additional FHLB shares. If the Bank was to purchase these additional shares, the Bank's available line of credit would be increased by $10 million.

          The Bank's fixed-rate, long-term debt of $6,528,613 matures beginning in 2008 through 2016. At December 31, 2001 and 2000, the interest rates on fixed-rate, long-term debt ranged from 5.26 percent to 7.93 percent and from 4.95 percent to 7.93 percent, respectively. The debt is payable in equal monthly installments ranging from $429 to $6,931. Some notes have balloon payments due at maturity, ranging from $145,310 to $699,056.

          Following are maturities of long-term debt:
          (in thousands)
                                              2001          2000

          2001                                   -        $  145
          2002                                 227           154
          2003                                 241           163
          2004                                 255           173
          2005                                 270           183
          2006                                 286             -
          Thereafter                         5,250         3,434
                                            ------        ------
                                             6,529         4,252
                                            ======        ======

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


(11) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 2001, 2000 and 1999 are as follows:
                                           (in thousands)
                                        2001     2000     1999

          Income taxes currently payable:
            Federal                    $ 219   $ 282   $  205

          Deferred tax asset (liability) due
            to timing differences        (29)    (22)     (20)
                                       -----     ----    -----
          Total income tax expense     $ 190   $ 260    $ 185
                                       =====    =====    =====

          The effective tax rate of 31.7 percent in 2001, 30.8 percent in 2000, and 31.1 percent in 1999, differs from the statutory rate of 34 percent principally because of temporary differences between tax purposes and financial reporting purposes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        2001       2000      1999

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%

     Tax-exempt interest - not taxable  (1.6)      (2.0)     (3.0)
     Stock dividends - not taxable      (0.7)      (0.8)     (0.7)
     Other                                 -       (0.4)       .8
                                        -----     -----     -----

     Income tax expense-effective rate  31.7%      30.8%     31.1%
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

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 2000      1999

          Deferred tax asset
               Allowance for other real
                    estate                       $ 20      $ 13
                                                 -----     -----
          Deferred tax liability
               Depreciation                       (45)      (52)
               Reserve for loan losses             (3)      (18)
               Net unrealized gain on securities
                    available for sale            (75)       (8)
                                                 -----     -----
            Net deferred tax asset (liability)  $(123)    $ (78)
                                                 -----     -----
                                                $(103)    $ (65)
                                                 =====     =====
(12) Net income per share of common stock

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 2001, 2000 and 1999.

(13) 401(k) Plan

          The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. This plan began January 1, 1999. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee equally over a 5 year period. For the year ended December 31, 2001, 2000 and, 1999 expense attributable to the Plan amounted to $66,577, $69,592 and $60,268, respectively.

(14) Related Party Transactions

     A. At December 31, 2001 and 2000, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,378,736 and $1,132,839, respectively. These loans were made at prevailing interest rates.

     B. The Bank leases an automobile from one of the directors in the amount of approximately $6,000 per year.

     C. The Bank paid director fees to members of the board of directors in the amount of $78,000, $63,000, and $70,500 for 2001, 2000 and 1999, respectively.

     D. A company owned by one of the directors performed the remodeling project referred to in Note (5). The total cost of the project was approximately $160,000.

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

          As of December 31, 2001, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes have changed the institution's category.

          The Bank's actual capital amounts and ratios are also presented in the table.

                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 2001:
     Total Capital
       (to risk weighted
          assets)
          $5,042    18.7%     $2,152    >=8%      $2,690    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $4,743    17.6%     $1,076    >=4%      $ 1,614   >= 6%

     Tier I Capital
         (to average
            assets
          $4,743     8.7%     $2,141    >=4%      $2,676    >= 5%

     As of December 31, 2000:
     Total Capital
       (to risk weighted
          assets)
          $4,649    18.2%     $2,042    >=8%      $2,553    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $4,378    17.2%     $1,021    >=4%      $ 1,532   >= 6%

     Tier I Capital
         (to average
            assets
          $4,378     9.1%     $1,928    >=4%      $2,410    >= 5%


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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 2001 and 2000, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $3,696,948 and $2,830,156, summarized as follows:
     (in thousands)
                                                 2001       2000

          Commitments to extend credit        $  3,679    $ 2,806
          Credit Card arrangements                   -          -
          Standby letters of credit                 18         24
                                              --------    -------
                                              $  3,697    $ 2,830
                                              ========    =======

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

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 2001:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 7,068      $ 7,068
       Securities available for sale          16,353       16,353
       Securities to be held to maturity       2,906        2,916
       Loans                                  28,869       29,282
       Accrued interest receivable               313          313

     Financial liabilities:
       Deposit liabilities                    45,414       44,995
       Accrued interest payable                  211          211
       Other borrowed funds                    6,529        6,537
       Other liabilities                         170          170

     Off balance sheet instruments:
       Commitments to extend credit                -        3,679
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           18

     December 31, 2000:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 2,899      $ 2,899
       Securities available for sale          15,456       15,456
       Securities to be held to maturity       3,161        3,161
       Loans                                  27,638       27,828
       Accrued interest receivable               399          399

     Financial liabilities:
       Deposit liabilities                    41,885       41,638
       Accrued interest payable                  238          238
       Other borrowed funds                    4,252        4,262
       Other liabilities                         231          231

     Off balance sheet instruments:
       Commitments to extend credit                -        2,806
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           24



(18) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 2001 and 2000
                           (in thousands)

                                                 2001       2000
                          ASSETS

      Current assets:
        Cash                                     $  -         $  -
        Investment in Teche Bank & Trust Co.    4,878        4,385
        Other assets                               11           10
                                                -----        -----
            Total assets                       $4,889       $4,395
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                        $ -          $ -
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       3,337        2,973
      Treasury stock                              (19)         (19)
      Accumulated other comprehensive income      146           16
                                                -----        -----
            Total stockholders' equity          4,889        4,395
                                                -----        -----
            Total liabilities and
              stockholders' equity             $4,889       $4,395
                                               ======       ======

                        STATEMENTS OF INCOME
            Years Ended December 31, 2001, 2000 and 1999
                          (in thousands)
                                            2001    2000    1999

    Income:
      Income from subsidiary                $364    $540    $369
      Interest and dividends on corporate
        securities                            46      45      43
      Other income                             -       -       -
                                             ---     ---     ---
          Total income                       410     585     412
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       -       -
      FDIC and state assessments               1       1       1
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            -       -       -
                                             ---     ---     ---
          Total operating expenses             1       1       1
                                             ---     ---     ---
          Net income                        $409    $584    $412
                                            ====    ====    ====








            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 2001, 2000 and 1999
                         (in thousands)
                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1998     $1,405      $2,066       $107       $3,578

  Net income                 -         411          -          411

  Unrealized loss on securities,
    Net of income tax of $89                     (173)        (173)

  Reclassification adjustment for net,
    realized gain on sale of available for
    sale securities included in net income
    (net of taxes of $4)     -           -         (8)          (8)
                        -------      -----      ------      -------
  Total Comprehensive Income -         411       (181)         230

  Cash Dividend,
    $1.50 per share          -         (42)         -          (41)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999     $1,405      $2,435       $(74)      $3,766

  Net income                 -         584          -          584

  Unrealized loss on securities,
    Net of income tax of $46                       90           90

  Reclassification adjustment for net,
    realized gain on sale of available for
    sale securities included in net income
    net of income tax of $0               -           -          -
                        -------      -----      ------      -------
  Total Comprehensive Income -          584         90         674

  Cash Dividend,
    $1.60 per share           -         (45)         -         (45)
                        -------       -----      ------      ------
BALANCES,
  DECEMBER 31, 2000     $1,405       $2,974       $ 16       $4,395

  Net income                 -          409          -          409

  Unrealized loss on securities,
    Net of income tax of $67                       130          130

  Reclassification adjustment for net,
    realized gain on sale of available for
    sale securities included in net income
    net of income tax of $0               -           -          -
                         -------      -----      ------      ------
  Total Comprehensive Income -          409        130          539

  Cash Dividend,
    $1.60 per share           -         (45)         -         (45)
                        -------       -----      ------      ------
BALANCES,
  DECEMBER 31, 2001     $1,405       $3,338       $146       $4,889
                        ======        =====      ======      ======



                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2001, 2000 and 1999
                           (in thousands)
                                       2001       2000       1999


    Cash flows from operating activities:
      Net income                      $ 409      $ 584      $ 411
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (364)      (539)      (370)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets                -          -          -
                                       ----       ----       -----
                Net cash provided by operating
                  activities             45         45         41
                                       ----       ----       ----

    Cash flows from financing activities:
      Dividends paid                    (45)       (45)       (42)
        Decrease in notes payable         -          -          -
                                       ----       ----        ----
          Net cash used in financing
            activities                  (45)       (45)       (42)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                   -          -         (1)

    Cash, beginning of period             -          -          1
                                       ----       ----       ----
    Cash, end of period                 $ -        $ -       $  -
                                       ====       ====       ====






                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 2001, 2000 and 1999
                           (in thousands)


                                      2001       2000       1999


Advertising                           $ 26       $ 23       $ 23
Armored car service                      4          4          4
Audits and examinations                 20         19         16
ATM expense                             23         24         23
Business development                     3          -          -
Cash short                               2          5          4
Club account fees                       21         24         22
Collections                              3          3          2
Committee fees                           3          3          3
Conventions and seminar                  5          5          3
Correspondent bank service charges      52         48         44
Courier service                          -          -          2
Directors' fees                         78         63         71
Donations                                4          3          3
Dues and subscriptions                   6          7          4
FDIC and state assessments              23         22         20
Insurance                               23         23         22
Lease expense                            6          6          6
Legal and professional fees             (1)         3          2
Miscellaneous                            7          7          6
Office expense                          44         44         52
Postage and freight                     26         24         22
Other taxes and licenses                 1          2          1
Travel and entertainment                 8         12          9
ORE Devaluation                         23         20         17
                                      ----       ----       ----
                                      $410       $394       $381
                                      ====       ====       ====
















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 2001
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 2,257    $ -       $  -       $2,257
Interest bearing deposits  2,036      -          -        2,036
Securities available
  for sale                16,353      -          -       16,353
Securities to be held
  to maturity              2,906      -          -        2,906
Other securities             484      -          -          484
Federal funds sold         2,775      -          -        2,775
Loans                     29,170      -          -       29,170
Less:  Allowance for
         loan losses        (300)     -          -         (300)
       Unearned discount
         on loans             (1)     -          -           (1)

Bank premises, furniture,
  fixtures and equipment     867      -          -          867
Accrued interest receivable  313      -          -          313
Other real estate owned      174      -          -          174
Investment in subsidiary       -  (4,878)     4,878           -
Other assets                 177     (11)        11         177
                           -----    ----        ---       -----
    Total assets         $57,211 $(4,889)    $4,889      $57,211
                         ======= ========    ======      =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 6,918    $ -     $  -        $ 6,918
  Interest-bearing -
    NOW and MMDA accounts 10,463      -        -         10,463
    Savings                3,963      -        -          3,963
    Time,$100,000 and over11,544      -        -         11,544
    Other time            12,525      -        -         12,525
                          ------    ---      ---         ------
      Total deposits      45,413      -        -         45,413

Accrued interest payable     211      -        -            211
Other borrowed funds       6,529      -        -          6,529
Other liabilities and
  accrued expenses           169     11        -            180
                          ------    ---      ---         ------
    Total liabilities     52,322     11        -         52,333
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        3,337  2,932    3,337          2,932
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,             146    146      146            146
                           -----   ----     -----         -----
      Total stockholders'
        equity             4,889  4,878    4,889          4,878
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $57,211 $4,889   $4,889        $57,211
                         ======= ======   ======        =======




































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 2001
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $2,559   $  -     $  -         $2,559
  Interest on investment securities -
    Interest on securities
      available for sale     925      -        -            925
    Interest on securities
      held to maturity         8      -        -              8
    State and municipal
      obligations             28      -        -             28
    Interest and dividends on
      other securities        15     45       45             15
  Interest on federal
    funds sold               109      -        -            109
  Interest on deposits
    in banks                  39      -        -             39
                           -----    ---      ---          -----
    Total interest income  3,683     45       45          3,683
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,520      -        -          1,520
  Interest on federal
    funds purchased            -      -        -              -
  Interest on borrowed funds 333      -        -            333
  Interest on securities
    repurchased                -      -        -              -
  Other interest               1      -        -              1
                             ---    ---      ---           ----
    Total interest expense 1,853      -        -          1,853
                             ---    ---      ---          -----
      Net interest income  1,830     45       45          1,830

Provision for loan losses     41      -        -             41
                           -----    ---      ---          -----
Net interest income after
     provision for loan
     losses                1,789     45       45          1,789

OTHER INCOME
  Service charges, collection
    and exchange charges     345      -        -            345
  Commissions income          30      -        -             30
  ATM income                  18      -        -             18
  Net gain on security
    transactions               -      -        -              -
  Other operating revenue     26      -        -             26
                            ----    ---      ---           ----
    Total other income       419      -        -            419
                            ----    ---      ---           ----
OTHER EXPENSES
  Salaries and employee
    benefit                  851      -        -            851
  Occupancy expenses         250      -        -            250
  Furniture and equipment     38      -        -             38
  Data processing expenses    59      -        -             59
  Net other real estate exp.   1      -        -              1
  Other operating expenses   410      -        1            409
                            ----   ----     ----          -----
      Total other expenses 1,609      -        1          1,608
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        599     46       45            600

INCOME TAX EXPENSE           190     -        -             190
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        409     46       45            410

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     364      364              -
                           -----   -----    -----          -----
      Net income           $ 409  $ 410    $ 409          $ 410
                           =====   =====    =====          =====























                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 2001
                           (in thousands)

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 409     $(410)     $ 409      $ 410

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       364       (364)         -
      Depreciation of
        bank premises
        and equipment       111         -          -         111
      Increase in
        other assets       (115)        -          -        (115)
      Increase in accrued
        interest receivable  86         -          -          86
      Increase (decrease)
        in accrued
        interest payable    (27)        -          -        (27)
      Decrease in other
        liabilities         (62)        -          -        (62)
                           -----       ---       ---       -----
         Net cash provided
         by operating
         activities         402       (46)        45        403

CASH FLOWS FROM INVESTING ACTIVITIES
  Decrease in interest-bearing
    deposits in banks    (1,952)         -          -    (1,952)
  Decrease in federal
    funds sold           (2,675)         -          -    (2,675)
  Proceeds from sales of
    securities available
    for sale                  -          -          -        -
  Proceeds from maturities of securities
    available for sale    10,934         -          -    10,934
  Proceeds from maturities of securities
    held to maturity       3,185         -          -     3,185
  Purchases of securities to
    be held to maturity  (11,702)        -          -   (11,702)
  Purchases of securities
    available for sale    (2,983)        -          -    (2,983)
  Net increase in loans   (1,231)        -          -    (1,231)
  Capital expenditures for bank
    premises and equipment  (218)        -          -      (218)
  Decrease in other
    real estate owned         23         -          -        23
                          ------      ----       ----     ------
      Net cash used in
        investing
        activities       (6,619)        -          -     (6,619)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits        (127)        -          -       (127)
    NOW and MMDA          1,658         -          -      1,658
    Savings deposits        428         -          -        428
    Time deposits $100,000
      and over              515         -          -        515
    Other time            1,054         -          -      1,054
  Proceeds from long-term
    debt                  2,450         -          -      2,450
  Repayment of long-term
    debt                   (173)        -          -       (173)
  Dividends paid            (45)       46        (45)       (46)
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      5,760        46        (45)     5,759
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents      (457)       40        (40)      (457)

CASH AND CASH EQUIVALENTS,
  beginning of year       2,714      (154)       154      2,714
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 2,257     $(114)     $ 114    $ 2,257
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III

Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            66   Retired       Sept., 1969       600          2.1%
                                to Present

James B. Bulliard, Sr.
St. Martinville, LA
            66    Owner & GM   Sept., 1969     3,212         11.5%
                 Manager Food   to Present
                  Processor

Harris J. Champagne, Jr.
New Iberia, LA
            39   Insurance  October, 1996       207            .7%
                   Sales      to Present

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           71     Retired   Sept., 1969        2,776          9.9%
                             to Present

Larry C. Degeyter
St. Martinville, LA
           60    Owner,        June, 1981       816          2.9%
                Building       to Present
               Contractor

Melvin Douet
St. Martinville, LA
           56      Owner,   June, 1996          750           2.7%
                   Douet     to Present
                   Motors, Inc.

Alcee J. Durand, Jr.
St. Martinville, LA
           43    President     March, 1991    1,173          4.2%
                  Banking      to Present

Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Darnell E. Fontenot
New Iberia, LA
             63     Owner,   Aug., 1996         331           1.2%
                   Mobile    to Present
                   Home Co.

Charles A. Fuselier
St. Martinville, LA
            60   Sheriff     June, 1981         414          1.5%
                             to Present

Hubert Hulin, Sr.
St. Martinville, LA
             83    Retired   June, 1981       1,800          6.4%
                             to Present

Murphy Oubre
St. Martinville, LA
             75    Rice      Sept., 1969        874          3.1%
                  Farmer     to Present






















                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 43   President/        Director   Banker more
                            CEO                        than 5 years

Brian Friend         42   Cashier              -       CPA, Banker
                       Vice-President                  more than
                                                        5 years

Charles M. Durand    39     Vice-              -       Banker more
                          President                   than 5 years

Glenn Bienvenu       52     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        44   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    48   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       58   Assistant            -       Banker more
                        Vice-President                than 5 years

Al Viator            47   Assistant            -       Banker more
                        Vice-President                than 5 years

Ruth Sweeney         53   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors.







Item (11) Executive Compensation - Cash Compensation
Number in                                        Cash Compensation
 Group     Group Title                  1999       2000      2001
---------  -------------                ----       ----      ----
    1      President/CEO              $73,329    $89,821   $90,806

    3      Vice-Presidents                -      150,224   147,957
    2      Vice-Presidents             90,913       -         -

    5      Assistant Vice-Presidents  138,548    165,207   157,891

Compensation Pursuant to Plans

     The Bank has a 401(k) plan whereby substantially all employees participate in the Plan. This plan began January 1, 1999. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee over a 5 year period. For the year ended December 31, 2001, expense attributable to the Plan amounted to $66,577.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,212    11.5%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,776     9.9%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.4%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     13,133    47.0%

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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/01    as of 12/31/00      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $ 80,380      $  80,380          7.89%

Harris Champagne, Jr.
                Director       47,096         37,189          8.05%

Gaston L. Dautreuil, Jr.
                Director        46,391        29,642          8.00%

Larry C. Degeyter
                Director       552,697        33,019          7.29%

Melvin P. Douet
                Director       416,714       397,971          6.87%

Alcee J. Durand, Jr.
                Director       72,710         72,710          7.75%

Darnell E. Fontenot
                Director      252,535        250,794          5.75%

Charles Fuselier
                Director      515,106        496,388          6.60%




  Total outstanding at December 31, 2001  $1,398,093
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


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 2001.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            49

         (12)     Computation of Ratios                        19

         (13)     Annual Report to Security Holders         29-63

         (21)     Subsidiary of Registrant                     70

         (23)     Consent of Experts and Council                -


(21)     Subsidiaries of the Registrant
-----    ------------------------------
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

Date: March 26, 2001         By:/s/ Alcee J. Durand, Jr.
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