Form 10-Q
period 2002-03-31
TECHE BANCSHARES INC
filed 2002-05-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2002

Commission file Number        2-89561

                          Teche Bancshares, Inc.

Louisiana                          72-1008552
(State or other jurisdiction of         (I.R.S Employer
incorporation or organization)          Identification No.)

606 South Main Street, St. Martinville, Louisiana 70582
(Address of principal executive offices)

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 2002.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 2002 and December 31, 2001
    (Dollars in Thousands)

                                             March 31, December 31,
                                               2002       2001
            ASSETS
Cash and due from banks                         $1,973     $2,257
Interest - bearing deposits with banks           1,891      2,036
Securities Available for Sale at mkt value      17,075     16,353
Securities Held To Maturity (Market Value
     of $416 and $2,916, respectively)             405      2,906
Other securities at cost                           487        484
Federal funds sold                               2,900      2,775
Loans, net of allowance for loan losses
     of $310 and $300, respectively)            29,955     28,869
Bank premises, furniture, and equipment            837        867
Accrued interest receivable                        296        313
Other real estate owned                            168        174
Other assets                                       171        177
                                            ----------------------
Total assets                                   $56,158    $57,211
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $6,801     $6,918
        Interest bearing -
            NOW and MMDA accounts                7,880     10,463
            Savings                              4,501      3,963
            Time, $100 and over,                12,405     11,544
            Other time                          12,811     12,525
                                            ----------------------
                Total deposits                  44,398     45,413

Accrued interest payable                           157        211
FHLB Borrowings                                  6,505      6,529
Other liabilities and accrued expenses             172        169
                                            ----------------------
               Total liabilities                51,232     52,322

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,144      1,144
    Retained earnings                            3,404      3,337
                                            ----------------------
                                                 4,829      4,762
    Less:   200 shares of treasury stock           (19)       (19)
                Market Value Allowance on
                  AFS Bonds                        116        146
                                            ----------------------
                Total stockholders' equity       4,926      4,889
                                            ----------------------
Total liabilities and stockholders' equity     $56,158    $57,211
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 2002 and 2001;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               2002       2001
Interest income:
    Interest and fees on loans                    $598       $642
    Interest on investment securities -
        U.S. government securities                 178        254
        State and political subdivisions             8          9
    Interest on interest-bearing deposits
        in banks                                     2          4
    Dividends on equity securities                   8          5
    Interest on federal funds sold                  13         42
                                            ----------------------
            Total interest income                  807        956
Interest expense:
    Interest on deposits                          $300       $386
    Interest on borrowed funds                      96         69
                                            ----------------------
            Total interest expense                 396        455
                                            ----------------------
Net interest income                                411        501
Provision for Credit Losses                         10         10
                                            ----------------------
    Net interest income after provision            401        491
                                            ----------------------
Other income:
    Service charges on deposit accounts             80         82
    Other income and charges                        28         24
                                            ----------------------
           Total other income                      108        106

Other expenses:
    Salaries and employee benefits                 217        209
    Occupancy expense                               62         58
    Other operating expenses                       132        126
                                            ----------------------
        Total other expenses                       411        393
                                            ----------------------
        Income before income taxes                  98        204

    Income taxes                                    31         66
                                            ----------------------
    Net income                                     $67       $138
                                            ======================


    Net income per share of common stock         $2.42      $4.95
                                            ======================

    Average shares outstanding                  27,925     27,925
                                            ======================


The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 2002 and 2001



                                            Unrealized
                                            Gain (Loss)
                               Common Stock     on
                                Treas. Stk     AFS
                                  Surplus   Securities     Total

Balances, January 1, 2002            $4,743       $146     $4,889

    Net income three months              67                    67

    Change in Unrealized AFS                       (30)       (30)
                                    -------      ------    ------

Balances, March 31, 2002             $4,810      $ 116     $4,926
                                    =======      ======    ======

Balances, January 1, 2001            $4,379       $ 16     $4,395

    Net income three months             138                   138

    Change in Unrealized AFS                       113        113
                                    -------      ------    ------

Balances, March 31, 2001             $4,517      $ 129     $4,646
                                    =======      ======    ======







The accompanying notes are an integral part of this statement.












TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 2002 and 2001

                                             March 31,  March 31,
                                               2002       2001
Cash flows from operating activities:
    Net income                                     $67       $138
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               30         24
        Provision for Loan loss                     10         10
        Write down of other real estate              6          5
        (Inc)dec accrued int receivable             17         94
        (Inc) dec other assets                       6        (14)
        Inc(dec) accrued interest payable          (54)       (24)
        Inc(dec) other liabilities                   3          8
          Net cash provided by operating    ----------------------
            activities                              85        241
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits
      in banks                                     145     (1,055)
    Dec(inc) in federal funds                     (125)    (2,875)
    Dec(inc) in investment securities            1,748      2,517
    Dec(inc) in other securities                    (2)        (4)
    Net dec (inc) in loans                      (1,096)      (464)
    Capital expenditures premises & equip            0        (49)
                                            ----------------------
      Net cash used in investing activities        670     (1,930)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                             (117)      (894)
      NOW and MMDA                              (2,583)    (1,054)
      Savings deposits                             537        280
      Time deposits $100,000 and over              861        916
      Other time deposits                          287        486
      FHLB Borrowings                              (24)      1,140
                                            ----------------------
  Net cash provided by financing activities     (1,039)       874

 Net increase in cash and cash equivalents        (284)      (815)

Cash and cash equivalents, beginning             2,257      2,714

Cash and cash equivalents, end of period        $1,973     $1,899


Cash paid during the period:

    Interest                                      $450       $479

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             March 31, 2002

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 2002. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2002.

Liquidity

Liquidity is the ability to insure that adequate funds are available to satisfy contractual liabilities, fund operations, meet withdrawal requirements of depositors and provide for customer's credit needs in a timely manner. Our primary source of liquidity is our core deposits. We supplement our core deposits with a line of credit with our correspondent banks, public fund time deposits, and a line of credit with the Federal Home Loan Bank. Our sources of liquidity are adequate to fund the loan demand that we are experiencing.

The primary source of funding for the parent company is dividends from the Bank. Management believes the parent's current sources of funds are sufficient to meet its liquidity needs for the foreseeable future.

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.77% and Tier one capital ratio was 8.59% at March 31, 2002. The bank only risk based capital ratio was 18.72% and Tier one capital ratio was 8.57%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management monitors our capital ratio and asset growth to assure that the bank will have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 2002, were $184,758 a decrease of $9,380 from December 31, 2001. There was $268 of loans on which the accrual of interest had been discontinued at March 31, 2002.

We are actively marketing our other real estate owned. At March 31, 2002 other real estate totalled $168,632. The one piece of real estate, a commercial building, that we own is currently under a two year lease. We are writing down the value of the building owned each month for an amount slightly in excess of the income earned on the lease. At the end of the two year lease, the lessee has an option to purchase the building.

Results of Operations

Net Income. Our net income for the three (3) months ended March 31, 2002 was $67,491 down $70,786 as compared to that of the same period last year. The decrease in income was mostly attributed to a decrease in net interest income as the result of the Federal Reserve Bank lowering interest rates 11 times during 2001.

Revenue. Our net interest income for the three (3) months ended March 31, 2002 is down $90,028 as compared to the same period in 2001. The decrease in net interest income was the result of decreases in the level of interest rates. Rates on our assets have repriced faster than interest rates on our liabilities. Our interest margin will improve during 2002 as our certificates of deposit reprice.

Provision for Loan Losses. Our bad debt reserve totalled $310,098 at March 31, 2002 which represents 1.02% of our gross loans. During the first quarter of 2002, we added $9,999 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 2002.

Other Income. Our other income is up $1,666 when compared to the same period last year. The increase was mostly due to decreases in commission income on sales of credit life and disability insurance and increases in income on demand deposit accounts due to an increase in the volume of demand deposit accounts.

Other Expenses. Other expenses are up $18,164 as compared to the same time last year. Salaries and employee benefits increased $8,320 due to raises given at the end of 2001. Occupancy expenses increased $3,842 due to increases in depreciation expense on the purchase of our new AS400 computer. Other operating expenses increased $6,002 mostly due to an increase in postage expense and an increase in projected advalorem tax.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 2002 was $30,708 as compared to $66,448 for the same period last year. The decrease in income tax was due to decreased income for the current year.






















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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

April 26, 2002                Alcee J. Durand, Jr.
Date                          President/CEO