Form 10-Q
period 2002-06-30
TECHE BANCSHARES INC
filed 2002-08-13
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2002

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 2002.















TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 2002 and December 31, 2001
    (Dollars in Thousands)
                                                     June 30,  December 31,
                                                       2002       2001
            ASSETS
Cash and due from banks                                 $1,575     $2,257
Interest-bearing deposits with banks                     1,746      2,036
Securities Available for Sale at mkt value              17,678     16,353
Securities Held To Maturity (Market Value
     of $413 and $2,916, respectively)                     404      2,906
Other securities at cost                                   489        484
Federal funds sold                                       1,300      2,775
Loans, net of allowance for loan losses
     of $320 and $300, respectively)                    31,830     28,869
Bank premises, furniture, and equipment                    819        867
Accrued interest receivable                                287        313
Other real estate owned                                    163        174
Other assets                                               205        177
                                                    ----------------------
Total assets                                           $56,496    $57,211
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              7,717     $6,918
        Interest bearing -
            NOW and MMDA accounts                        7,346     10,463
            Savings                                      4,687      3,963
            Time, $100 and over,                        11,884     11,544
            Other time                                  12,788     12,525
                                                    ----------------------
                Total deposits                          44,422     45,413

Accrued interest payable                                   151        211
Federal Home Loan Borrowings                             6,448      6,529
Other liabilities and accrued expenses                     328        169
                                                    ----------------------
               Total liabilities                        51,349     52,322
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    3,521      3,337
                                                    ----------------------
                                                         4,946      4,762
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                220        146
                                                    ----------------------
                Total stockholders' equity               5,147      4,889
                                                    ----------------------
Total liabilities and stockholders' equity             $56,496    $57,211
                                                    ======================

The accompanying notes are an integral part of this statement.
















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2002 and 2001;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,   June 30,
                                  2002       2001       2002       2001
Interest income:
    Interest and fees on loans      $609       $638     $1,206     $1,280
    Interest on investment securities -
        U.S. government's            199        246        377        500
        State/political sub's         11          7         19         17
    Dividends on equities              3          3          5          7
    Interest on balances from banks    7         12         16         16
    Interest on federal funds         12         40         24         82
                              --------------------------------------------
        Total interest income        841        946      1,647      1,902
Interest expense:
    Interest on deposits            $268       $406       $568       $791
    Interest on fed funds purchased    -          -          -          -
    Interest on borrowed funds        96         80        191        150
                              --------------------------------------------
        Total interest expense       364        486        759        941
                              --------------------------------------------
Interest inc. before provision       477        460        888        961
Provision for Credit Losses           10         11         20         21
                              --------------------------------------------
    Net interest income              467        449        868        940
                              --------------------------------------------
Other income:
    Service charges deposits          93         88        173        170
    Gain on sale of Securities         9          -          9          -
    Other income and charges          28         19         56         43
                              --------------------------------------------
           Total other income        130        107        238        213

Other expenses:
    Salaries/employee benefits       221        220        438        428
    Occupancy expense                 60         60        122        118
    Other operating expenses         143        131        274        257
                              --------------------------------------------
        Total other expenses         424        411        834        803
                              --------------------------------------------
    Income before income taxes       173        145        272        350

    Income taxes                      57         48         88        115
                              --------------------------------------------
            Net income              $116       $ 97       $184       $235

    Net income per share           $4.17      $3.46      $6.59     $ 8.42

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.



















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 2002 and 2001



                                           Unrealized
                                Common     Gain (Loss)
                                Stock,         on
                              Treasury &       AFS
                                Surplus    Securities    Total

Balances, January 1, 2002           $4,743     $146     $4,889

    Net income six months              184        -        184

    Change in Unrealized AFS                     74         74
                                    ------    ------    ------

Balances, June 30, 2002             $4,927    $ 220     $5,147
                                    ======    ======    ======



Balances, January 1, 2001           $4,379     $ 16     $4,395

    Net income six months              235        -        235

    Change in Unrealized AFS                    130        130
                                    ------    ------    ------

Balances, June 30, 2001             $4,614    $ 146     $4,760
                                    ======    ======    ======




The accompanying notes are an integral part of this statement.













TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 2002 and 2001

                                                     June 30,   June 30,
                                                       2002       2001
Cash flows from operating activities:
    Net income                                            $184       $235
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       59         49
        Provision for Credit Losses                         20         21
        Write down of other real estate owned               12         11
        (Inc)dec accrued int receivable                     26         67
        (Inc) dec other assets                             (28)      (162)
        Inc(dec) accrued interest payable                  (60)       (16)
        Inc(dec) other liabilities                         159        128
          Net cash provided by operating            ----------------------
            activities                                     372        333
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks         290       (947)
    Dec(inc) in federal funds                            1,475     (1,250)
    Dec(inc) in investment securities                    1,246      1,035
    Net dec (inc) in loans                              (2,981)    (1,651)
    Capital expenditures premises & equip                  (12)      (113)
                                                    ----------------------
      Net cash used in investing activities                 18     (2,926)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                      799       (513)
      NOW and MMDA                                      (3,117)    (1,624)
      Savings deposits                                     722         44
      Time deposits $100,000 and over                      341      1,621
      Other time deposits                                  263        947
      Federal Home Loan Borrowings                         (80)     1,101
                                                    ----------------------
  Net cash provided by financing activities             (1,072)     1,576

Net increase in cash and cash equivalents                 (682)    (1,017)

Cash and cash equivalents, beginning                     2,257      2,714

Cash and cash equivalents, end of period                $1,575     $1,697


Cash paid during the period:

    Interest                                              $820       $958

    Income Taxes                                          $ 55       $142


The accompanying notes are an integral part of this statement.


















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             June 30, 2002

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 2002. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2002.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 18.60% and Tier one capital ratio was 8.77% at June 30, 2002. The bank only risk based capital ratio was 18.56% and Tier one capital ratio was 8.75%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 2002, were $119,302 a decrease of $74,836 from December 31, 2001. Loans on which the accrual of interest had been discontinued at June 30, 2002 totalled $32,444.

We own one piece of other real estate. At the present time our other real estate is leased at the rate of $1,300 per month. The lessee has an option to purchase the property at the end of the lease. We are writing down our other real estate $1,957 per month. At June 30, 2001 other real estate totalled $162,760 which is down $11,744 from December 31, 2001.

Results of Operations

Net Income. Our net income for the six (6) months ended June 30, 2002 was $183,890 down $51,142 as compared to that of the same period last year. The decrease in net income was mostly attributed to a decrease in net interest income from the prior year. Our net interest margin was squeezed at the end of last year and the beginning of this year as the result of the Federal Reserve's interest rate decreases. Our margin has started to improve this year as our higher rate certificates of deposit renew and reprice at lower rates.

Revenue. Our net interest income for the six (6) months ended June 30, 2002 is down $72,351 as compared to the same period in 2001. The decrease in net interest income was the result of the Federal Reserve Bank lowering interest rates during 2001. Total interest income decreased $255,581. The decrease was mostly due to lower rates received on loans and investments. Total interest expense decreased $181,730. The effect of the Federal Reserve Bank's rate reductions was to reprice our loans and investments quicker than our deposits. We anticipate that as our deposits reprice over the remainder of the year that our net interest margin will continue to improve.

Provision for Loan Losses. Our bad debt reserve totalled $319,799 at June 30, 2002 which represents .99% of our gross loans. During the first half of 2002, we added $19,998 to our reserve for loan loss account. We increased our allowance for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at June 30, 2002.

Other Income. Our other income was up $24,841 as compared to the same period last year. The increase was due to a gain on the sale of securities and an increase in commission income on the sale of credit life and disability insurance for the first half of the year.

Other Expenses. Other expenses are up $31,059 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits, occupancy expense and other operating expense. Salaries and benefits increased as the result of raises that were given in the fourth quarter of 2001. Occupancy expense increased due to an increase in depreciation expense from the remodeling of our Coteau office and from new equipment purchased. The majority of the change in other operating expense was due to an increase in ad valorem tax.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 2002 was $87,537 as compared to $114,964 for the same period last year. Income tax expense decreased due to a decrease in income for the current year.













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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

July 16, 2002                 Alcee J. Durand, Jr.
Date                          President/CEO