Form 10-Q
period 2002-09-30
TECHE BANCSHARES INC
filed 2002-11-12
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2002

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 2002.















                         TECHE BANCSHARES, INC.

                           TABLE OF CONTENTS
          FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2002


PART I - FINANCIAL INFORMATION:

     Item 1. Financial Statements

          Consolidated balance sheets

          Consolidated statements of income

          Consolidated statements of changes in stockholders' equity

          Consolidated statements of cash flows

          Note to consolidated financial statements

     Item 2. Management's discussion and analysis of financial condition and results of operations

     Item 3.  Quantitative and Qualitative Disclosures about Market
               Risk

     Item 4.  Controls and Procedures


PART II - OTHER INFORMATION:

     Item 1 - Legal proceedings

     Item 2 - Changes in securities and Use of Proceeds

     Item 3 - Defaults upon senior securities

     Item 4 - Submission of matters to a vote of security holders

     Item 5 - Other information

     Item 6 - Exhibits and reports on Form 8-K


SIGNATURE

CERTIFICATIONS

ACT 906 CERTIFICATIONS






TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 2002 and December 31, 2001
    (Dollars in Thousands)
                                                     Sept. 30,  December 31,
                                                         2002       2001
            ASSETS
Cash and due from banks                                 $2,267     $2,257
Interest-bearing deposits with banks                     2,568      2,036
Securities Available for Sale at mkt value              24,528     16,353
Securities Held To Maturity (Market Value
     of $410 and $2,916, respectively)                     402      2,906
Other securities at cost                                   522        484
Federal funds sold                                       2,850      2,775
Loans, net of allowance for loan losses
     of $327 and $300, respectively)                    31,756     28,869
Bank premises, furniture, and equipment                    789        867
Accrued interest receivable                                291        313
Other real estate owned                                    157        174
Other assets                                               250        177
                                                    ----------------------
Total assets                                           $66,380    $57,211
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              6,780     $6,918
        Interest bearing -
            NOW and MMDA accounts                       15,919     10,463
            Savings                                      4,453      3,963
            Time, $100 and over,                        13,163     11,544
            Other time                                  12,861     12,525
                                                    ----------------------
                Total deposits                          53,176     45,413

Accrued interest payable                                   110        211
Federal Home Loan Borrowings                             7,396      6,529
Other liabilities and accrued expenses                     432        169
                                                    ----------------------
               Total liabilities                        61,114     52,322
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    3,659      3,337
                                                    ----------------------
                                                         5,083      4,762
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                203        146
                                                    ----------------------
                Total stockholders' equity               5,266      4,889
                                                    ----------------------
Total liabilities and stockholders' equity             $66,380    $57,211
                                                    ======================

The accompanying notes are an integral part of this statement.
















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2002 and 2001;
(Dollars in Thousands except Earnings per Share and Average Shares)
                                Three Months Ended     Nine Months Ended
                                Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                  2002       2001       2002       2001
Interest income:
    Interest and fees on loans      $627       $651     $1,834     $1,931
    Interest on investment securities -
        U.S. government's            211        237        588        738
        State/political sub's         13          6         32         23
    Dividends on equities              6          6         11         13
    Interest on balances from banks    9         12         24         28
    Interest on federal funds         11         13         35         95
                              --------------------------------------------
        Total interest income        877        925      2,524      2,828
Interest expense:
    Interest on deposits            $261       $388     $  829     $1,179
    Interest on fed funds purchased    -          -          -          -
    Interest on borrowed funds       101         86        293        236
                              --------------------------------------------
        Total interest expense       362        474      1,122      1,415
                              --------------------------------------------
Interest inc. before provision       515        451      1,402      1,413
Provision for Credit Losses           13         10         33         32
                              --------------------------------------------
    Net interest income              502        441      1,369      1,381
                              --------------------------------------------
Other income:
    Service charges deposits          94         87        267        257
    Gain on Sale of Securities         -          -          9          -
    Other income and charges          26         22         83         65
                              --------------------------------------------
           Total other income        120        109        359        322
Other expenses:
    Salaries/employee benefits       225        218        662        646
    Occupancy expense                 59         64        182        182
    Other operating expenses         134        128        409        385
                              --------------------------------------------
        Total other expenses         418        410      1,253      1,213
                              --------------------------------------------
    Income before income taxes       204        140        475        490

    Income taxes                      67         44        154        159
                              --------------------------------------------
            Net income              $137       $ 96       $321       $331

    Net income per share           $4.92      $3.43     $11.50     $11.84

    Average shares outstanding    27,925     27,925     27,925     27,925
The accompanying notes are an integral part of this statement.
TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 2002 and 2001



                                           Unrealized
                                Common     Gain (Loss)
                                Stock,         on
                              Treasury &       AFS
                                Surplus    Securities    Total

Balances, January 1, 2002           $4,742     $146     $4,888

    Net income nine months             321        -        321

    Change in Unrealized AFS                     57         57
                                    ------    ------    ------

Balances, September 30, 2002        $5,063    $ 203     $5,266
                                    ======    ======    ======



Balances, January 1, 2001           $4,378     $ 17     $4,395

    Net income nine months             331        -        331

    Change in Unrealized AFS                    172        172
                                    ------    ------    ------

Balances, September 30, 2001        $4,709    $ 189     $4,898
                                    ======    ======    ======




The accompanying notes are an integral part of this statement.













TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 2002 and 2001

                                                     Sept. 30,  Sept. 30,
                                                       2002       2001
Cash flows from operating activities:
    Net income                                            $321       $331
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       89         79
        Provision for Credit Losses                         33         31
        Write down of other real estate owned               18         17
        (Inc)dec accrued int receivable                     22         82
        (Inc) dec other assets                             (72)      (230)
        Inc(dec) accrued interest payable                 (100)       (64)
        Inc(dec) other liabilities                         262        227
          Net cash provided by operating            ----------------------
            activities                                     573        473
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks        (532)    (2,090)
    Dec(inc) in federal funds                              (75)      (600)
    Dec(inc) in investment securities                   (5,615)       854
    Purchase of Other Securities                           (37)       (42)
    Net dec (inc) in loans                              (2,920)    (1,734)
    Capital expenditures premises & equip                  (12)      (207)
                                                    ----------------------
      Net cash used in investing activities             (9,191)    (3,819)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (138)      (862)
      NOW and MMDA                                       5,456    (1,068)
      Savings deposits                                     489        356
      Time deposits $100,000 and over                    1,619        725
      Other time deposits                                  336        920
      Federal Home Loan Borrowings                         866      2,361
                                                    ----------------------
  Net cash provided by financing activities              8,628      2,432

Net increase in cash and cash equivalents                   10      (914)

Cash and cash equivalents, beginning                     2,257      2,714

Cash and cash equivalents, end of period                $2,267     $1,800


Cash paid during the period:
    Interest                                            $1,222     $1,479

    Income Taxes                                          $109       $213


The accompanying notes are an integral part of this statement.


















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2002

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 2002. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 17.94% and Tier one capital ratio was 7.67% at September 30, 2002. The bank only risk based capital ratio was 17.90% and Tier one capital ratio was 7.65%. Our capital ratio declined for the quarter as the result of our obtaining the contract for the St. Martin Parish School Board. The School Board contract rotates for a two year period between all of the Banks in St. Martin Parish. Our two year term began in August 2002 and will end July 31, 2004. The School Board is maintaining an average of about $8,000,000 on deposit. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 2002, were $35,807 a decrease of $158,331 from December 31, 2001. Loans on which the accrual of interest had been discontinued at September 30, 2002 totalled $32,344.

We own one piece of other real estate. At the present time our other real estate is leased at the rate of $1,300 per month. The lessee has an option to purchase the property at the end of the lease. We are writing down our other real estate $1,957 per month. At September 30, 2002 other real estate totalled $156,888 which is down $17,616 from December 31, 2001.



Results of Operations

Net Income. Our net income for the nine (9) months ended September 30, 2002 was $321,191 down $9,511 as compared to that of the same period last year. The decrease in net income was mostly attributed to an increase in salaries and employee benefits and an increase in operating expenses.

Revenue. Our net interest income for the nine (9) months ended September 30, 2002 is down $11,977 as compared to the same period in 2001. Total interest income decreased $303,225. The decrease was due to a lower interest rate environment this year. Total interest expense decreased $293,082. The effect of the Federal Reserve Bank's rate reductions was to reprice our loans and investments quicker than our deposits. Our net interest margin has improved steadily each month this year as our deposits have repriced.

Provision for Loan Losses. Our bad debt reserve totalled $326,815 at September 30, 2002 which represents 1.02% of our gross loans. During the nine months of 2002, we added $33,331 to our reserve for loan loss account. We increased our provision for loan losses to set aside reserves for the increase in loans that we have experienced. Our reserve for loan loss balance was considered adequate at September 30, 2002.

Other Income. Other income was up $36,776 as compared to the same period last year. The improvement in other income was due to an increase in the amount we charge on demand deposit accounts, an increase in sales of accidental death and disability insurance, and an increase in charges for check cashing.

Other Expenses. Other expenses are up $39,574 as compared to the same time last year. Other expenses increased due to increases in salaries and employee benefits, and other operating expense. Salaries and benefits increased as the result of raises that were given in the fourth quarter of 2001. Other operating expense increased due to increases in ad valorem tax expense, other losses on the sale of a repossessed automobile, and increases in the amount paid to the Federal Reserve Bank for the volume of checks processed.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 2002 was $154,245 as compared to $159,509 for the same period last year. Income tax expense decreased due to a decrease in income for the current year.














                          TECHE BANCSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable under the Small Business Issuer Criteria.


















































                          TECHE BANCSHARES, INC.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation of disclosure controls and procedures was performed by Alcee J. Durand, Jr. and Brian E. Friend on October 28, 2002. On this date they reviewed the accounting processes, procedures and workpapers involved in gathering and compiling the information provided in this Form 10-Q. The workpapers and accompanying Form 10-Q will be forwarded to our Independent Auditors for their review report prior to filing with the Securities and Exchange Commission. It is the conclusion of Alcee J. Durand, Jr. and Brian
E. Friend that sufficient controls exist to provide for the accurate reporting of financial information.

     There have been no changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of the evaluation. There were no significant deficiencies or material weaknesses requiring corrective action.




































                          TECHE BANCSHARES, INC.

                        PART II - OTHER INFORMATION

Item #1   Legal proceedings

          Inapplicable

Item #2   Changes in Securities and Use of Proceeds

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President

October 29, 2002
Date






































                         TECHE BANCSHARES, INC.
                            CERTIFICATION

I, Alcee J. Durand, Jr., certify that:

1. I have reviewed this quarterly report on Form 10-q of Teche Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                         TECHE BANCSHARES, INC.
                            CERTIFICATION
Page 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President

October 29, 2002
Date
































                         TECHE BANCSHARES, INC.
                            CERTIFICATION

I, Brian E. Friend, certify that:

1. I have reviewed this quarterly report on Form 10-q of Teche Bancshares, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


                         TECHE BANCSHARES, INC.
                            CERTIFICATION
Page 2

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Brian E. Friend

                              Brian E. Friend
                              Teche Bank & Trust Company
                              Vice President & Cashier

October 29, 2002
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Alcee J. Durand, Jr., certify that the attached financial statements for the period ending September 30, 2002, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President

October 29, 2002
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Brian E. Friend, certify that the attached financial statements for the period ending September 30, 2002, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Brian E. Friend

                              Brian E. Friend
                              Teche Bank & Trust Company
                              Vice President & Cashier

October 29, 2002
Date