Form 10-K
period 2002-12-31
TECHE BANCSHARES INC
filed 2003-03-26
CIK 740878

SECURITIES AND EXCHANGE COMMISSION
                       Washington, DC   20549

                              FORM 10-K

[X] Annual report pursuant to section 13 or 15(d) of the Securities
   Exchange Act of 1934 (fee required)
            For the fiscal year ended December 31, 2002
                                 or
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

Common Stock, $10 par value, 27,925 shares outstanding as of December 31, 2002



















































                 Documents Incorporated by Reference

Annual Report to Shareholders for the Year
  Ended December 31, 2002                      Parts I, II and IV

Definitive Proxy Statement for the 2002
  Annual Meeting of Shareholders                  Part IV










































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

    Teche Bank and Trust Company is a Louisiana chartered state bank engaged in the general banking business since September 27, 1969. The Bank's main office is located in the primary business district of St. Martinville, Louisiana. The Bank has two branches. One is located on the north side of town on the main thoroughfare. The other branch is in Coteau, Louisiana. The population of both areas is largely rural and the economy is based on agriculture, and tourism.

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







    In the Bank's general market area there are five other banks and two domestic savings and loan institutions aggressively pursuing loans, deposits and other accounts. Below is a list of banks and savings institutions having offices in St. Martin Parish with their total deposits as of June 30, 2002 (latest available):

                 Bank                       Thousands of Dollars

Farmers-Merchants Bank and Trust                      $118,913
First Louisiana National Bank                           79,969
St. Martin Bank and Trust                               61,662
MidSouth National Bank                                  39,221
Teche Bank and Trust Co.                                38,956
Teche Federal Savings Bank                              23,567
Iberia Bank                                             10,233

  Total parish bank deposits                          $372,521
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

    The table below indicates the Bank's capital measures at December 31, 2002. The bank meets the risk-based capital guidelines at December 31, 2002 as follows:

                                              Regulatory    Bank's
                                             Requirement    Capital


Risk-based capital ratios:
  Tier 1                                          4.0%      18.3%
                                                 =====     ======
  Tier 2                                          0.0%       1.2%
                                                 =====     ======
  Total risk-based capital ratio                  8.0%      19.5%
                                                 =====     ======













Additional Financial Information -
Average Balance Sheets:
(in thousands)
                                           December 31,
                                 2002          2001          2000
              ASSETS            ------        -----         ------

Cash and due from banks        $  1,751       $ 1,799      $ 1,840
Interest-bearing deposits
  in banks                        2,086         1,228           70
Investments securities:
  U. S. Treasury securities          64           400          400
  Federal agency securities      19,372        16,013       16,887
  States and political
    subdivisions                  1,019           601        1,106
  Other securities                  500           449          411
                                 ------        ------        ------
    Total investment securities  20,955        17,463       18,804

Federal funds sold                3,369         2,821          704
Loans, net of allowance
  for losses                     30,628        28,646       25,322
Bank premises, and equipment        819           839          714
Accrued interest receivable         269           304          334
Other real estate owned             164           187          207
Other assets                        291           226          196
                              ---------     ---------     ---------
    Total assets                $60,332       $53,515      $48,191
                              =========     =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
  Deposits -
    Demand                      $ 7,449       $ 6,874      $ 6,744
    NOW and MMDA accounts        10,736         7,629        7,288
    Savings                       4,507         3,762        3,832
    Time (100,000 and over)      12,426        11,786       10,029
    Other time                   12,748        12,572       12,249
                                 ------        ------       ------
           Total deposits        47,866        42,623       40,142
  Federal funds purchased             -             1           33
  Other borrowed funds            6,791         5,558        3,481
  Accrued interest payable          146           213          195
  Other liabilities &
    accrued expense                 420           401          331
                                 ------        ------       ------
     Total liabilities           55,223        48,796       44,182
                                 ------        ------       ------
Stockholders' equity:
  Common stock ($10 par value,
    100,000 shares authorized,
    28,125 shares issued
    and outstanding)                281           281           281
  Surplus                         1,139         1,139         1,139
  Undivided profits               3,330         2,230         2,230
  Paid in capital                   380           380           380
    Total stockholders' equity    5,130         4,740         4,030
  Less:  Treasury stock, at cost    (21)          (21)         (21)
                               --------      --------      --------
    Net stockholders' equity      5,109         4,719         4,009
                               --------      --------      --------

     Total liabilities and
       stockholders' equity     $60,332       $53,515       $48,191
                               ========      ========      ========










































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding:
(in thousands)
                                           Year Ended December 31,
                                  2002          2001           2000
Interest earning assets:
  Interest-bearing deposits,
    in banks                     $2,086       $1,228       $    70
  Interest earned on interest-
    bearing deposits                 33           39             4
  Yield on interest-bearing
    deposits                       1.6%          3.2%          6.2%
                                 ======        ======        ======

  U. S. Treasury and federal agency
    securities                  $19,435       $16,413       $17,288
  Interest earned on U. S. Treasury
    and federal agency securities   776           933         1,129
  Yield on U. S. Treasury and
    federal agency securities      4.0%          5.7%          6.5%
                                 ======        ======        ======

  Obligations of states and political
    subdivisions                  $1,019          $601       $1,106
  Interest earned on obligations of
    states and political
    subdivisions                      46            28           51
  Yield on obligations of states and
    political subdivisions          4.5%           4.7%        4.6%
                                  ======         ======      ======

  Other securities                 $500           $449        $411
  Interest/dividends earned
    on other securities              13             15          24
  Yield on other securities         2.7%           3.4%        5.8%
                                  ======         ======      ======

  Federal funds sold             $ 3,369       $ 2,821        $704
  Interest earned on
    federal funds sold                51           109          43
  Yield on federal funds sold        1.5%          3.9%        6.1%
                                  ======        ======       ======

  Net loans                      $30,628      $28,645      $25,322
  Interest and fees
    earned on net loans            2,427        2,559        2,375
  Yield on net loans                 7.9%         8.9%         9.4%
                                  ======       ======        ======

  Total interest earning assets  $57,036       $50,158     $44,899
    Interest earned on total
      interest-earning assets      3,345         3,684       3,626
    Yield on total interest-earning
       assets                        5.9%         7.3%         8.1%
                                  ======        ======       ======

Interest bearing liabilities:
  NOW and MMDA accounts          $10,737       $ 7,629      $7,288
  Interest paid on NOW AND MMDA
    accounts                          98           148         157
  Average rate on NOW AND MMDA
    accounts                          .9%          1.9%        2.2%
                                  ======         ======      ======











































Additional Financial Information (continued) -

Analysis of Net Interest Earnings Based on Average Amounts
Outstanding (continued):
(in thousands)
                                          Year Ended December 31,
                                    2002          2001         2000

  Savings                        $ 4,507       $ 3,762      $3,832
  Interest paid on savings            41            67          76
  Average rate paid on savings       0.9%          1.8%        2.0%
                                  ======        ======       ======

  Time deposits - $100,000
    and over                     $12,427       $11,786     $10,029
  Interest paid on time deposits,
    $100,000 and over                451           644         544
  Average rate paid on time deposits,
    $100,000 and over                3.6%          5.5%        5.4%
                                   ======        ======      ======

  Other time deposits            $12,748       $12,572     $12,249
  Interest paid on other time
    deposits                         466           660         633
  Average rate paid on other time
    deposits                         3.7%          5.2%        5.2%
                                   ======        ======      ======

  Federal funds purchase           $  -          $  1         $ 33
  Interest paid on federal funds
    purchased                         -             -            2
  Average rate paid on federal funds
    purchased                       0.0%          4.7%         5.9%
                                  ======        ======       ======

 Other borrowed funds              $6,790      $5,558       $3,481
  Interest paid on other borrowed
   funds                              398         333          204
 Average rate paid on other
  borrowed funds                      5.9%        6.0%         5.9%
                                    ======      ======       ======
      Total interest bearing
        liabilities              $47,208      $41,307      $36,912
      Interest paid on total interest
        bearing liabilities        1,455        1,853        1,616
      Average rate on total interest
        bearing liabilities          3.1%         4.5%         4.4%
                                  ======        ======      ======

      Net yield on interest-earning
        assets (net interest-
        earnings divided by total
        interest-earning assets     3.3%         3.6%        4.5%
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

                     Year Ended December 31,
                     (dollars in thousands)


                                           1999 v. 2000
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                        1         1     -         2
    U. S. Treasury & Federal
      Agency Sec.                  (249)      173   (35)     (111)
    State and political
      subdivisions                   (3)        1     -        (2)
    Federal Funds sold              (18)       12    (4)      (10)
    Net loans                       551       (20)   (6)      525
      Total interest earning
        assets                      282       167   (45)      404

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts            12         7     1        20
    Savings                          (1)        -     -        (1)
    Time deposits, $100,000
      and over                      (50)       55    (5)        -
    Other time deposits              55        55     6       116
    Federal funds purchased          (5)        1     -        (4)
    Securities repurchased           (8)       (8)    8        (8)
    Other Borrowed Funds             16         6     1        23
      Total interest-bearing
        liabilities                  19       116    11       146

      Increase (decrease) in net
    (   interest income             263        51   (56)      258
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
                                  =====      =====  ====    ======

                                           2001 v. 2002
                                      Increase (Decrease) Due to
                                 Volume   Rate  Rate/Volume  Total

Interest earnings assets:
  Increase (decrease) -
    Interest bearing deposits
      in banks                       27       (20)  (14)       (7)
    U. S. Treasury & Federal
      Agency Sec.                   172      (279)   51      (158)
    State and political
      subdivisions                   20        (1)   (1)       18
    Federal Funds sold               21       (68)  (13)      (60)
    Net loans                       176      (286)  (20)     (130)
      Total interest earning
        assets                      416      (654)  (99)     (337)

Interest-bearing liabilities:
  Increase (decrease) -
    NOW and MMDA accounts            59       (76)  (31)      (48)
    Savings                          13       (34)   (7)      (28)
    Time deposits, $100,000
      and over                       35      (224)  (12)     (201)
    Other time deposits               9      (189)   (3)     (183)
    Federal funds purchased           -         -     -         -
    Securities repurchased            -         -     -         -
    Other Borrowed Funds             74        (6)   (1)       67
      Total interest-bearing
        liabilities                 190      (529)  (54)     (393)

      Increase (decrease) in net
        interest income             226      (125)  (45)       56
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

                           After 1
                   Within  Year But  After 5  Non-interest
                   1 year  Within 5   Years     Earnings    Total

                 ASSETS

Cash and due
  from banks        $  -     $  -      $ -      $ 2,354    $ 2,354
Int. Bearing deposits
 in banks           2,401       -        -           -       2,401
Securities available
  for sale         20,069    3,582     1,749         -      25,400
Securities held
  to maturity       1,101        -        -          -       1,101
Other securities       -         -        -         524        524
Federal funds sold  2,425        -        -          -       2,425
Loans               9,690    8,134    12,340         32     30,196
Other assets           -        -         -       1,284      1,284
                  -------  -------    ------    -------    -------
    Total assets $ 35,686  $11,716   $14,089     $4,194    $65,685
                  =======  =======    ======    =======    =======

   LIABILITIES AND STOCKHOLDER'S EQUITY

Demand deposits     $  -     $  -       $ -     $ 9,191    $ 9,191
Interest-bearing deposits:
  NOW and MMDA's    8,103    5,060        -          -      13,163
  Savings           1,858    2,787        -          -       4,645
  Time, $100,000
    and over       10,666    2,944        -          -      13,610
  Other time        8,324    3,777        -          -      12,101

  Other borrowed
   funds              288   1,327       5,675        -       7,290
  Other liabilities     -       -         -         335        335
  Stockholder's equity  -       -         -       5,350      5,350
                  -------  -------     ------   -------    -------
    Total liabilities and
      stockholder's
      equity      $29,239  $15,895     $5,675   $14,876    $65,685
                  =======  =======     ======   =======    =======
Interest rate
  sensitivity gap $ 6,447 $(4,179)     $8,414  $(10,682)
                   ======= =======     ======   ========










































Investment Portfolio -

     The following table indicates the composition of the Company's investments (in thousands) at December 31, 2002, 2001 and 2000 and shows the maturity distribution by carrying amount and yield (not on a taxable equivalent basis) of the Company's investment portfolio at December 31:
                                      2002
                       Amortized  Unrealized  Unrealized   Fair
                         Cost       Gains       Losses     Value

Securities available for sale:
  U.S. Government and
    Agency Securities   $ 8,513      $ 25       $ (5)   $  8,533
  State and Municipal
    Securities            1,376        28          -       1,404
  Mortgage-backed
    securities           15,205       264         (6)     15,463
                         ------       ---        ----     ------
      Totals             25,094       317        (11)     25,400


Securities held to maturity:
  State and Municipal
    Securities              401          4         -         405
  Mortgage-backed
    Securities              700          -         -         700
                        -------        ---       ----     ------
      Totals              1,101          4         -       1,105


Other Securities            524         -          -         524
           (            -------        ---       ----     ------
    Totals                  524         -          -         524

      Total securities  $26,719       $321      $(11)    $27,029
                        =======       ====      =====    =======

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
                        =======       ====      =====   ========










Investment Portfolio (Continued) -

                                        2002
                                Due After     Due After
                       Due in    One Year     Five Years
                       One Year  But Before   But Before  Due After
                       or Less  Five Years    Ten Years   Ten Years

Securities available for sale:
  U.S. Government and
    Agency Securities   $8,264     $   269      $   -       $   -
  State and Municipal
    Securities               -         170      1,234           -
  Mortgage-backed
    securities          11,805       3,143        515           -
                        ------       -----      -----       -----
      Totals            20,069       3,582      1,749           -

Securities to be held to maturity:
  State and municipal
    securities             401           -          -          -
  Mortgage-backed
    securities             700           -          -          -
                        ------       -----      -----       -----
      Totals             1,101           -          -          -

Other securities             -          -           -         524

  Total                $21,170     $ 3,583     $1,749      $  524
                        ======     =======    =======      ======

Weighted Average Yield

Securities available for sale:
  U.S. Government and
    Agency Securities      3.5%        3.7%         0.0%     0.0%
                          ======      ======       ======   =====

  State and Municipal
    Securities             0.0%        1.8%         4.1%     0.0%
                          ======      ======       ======   =====

  Mortgage-backed
    securities             5.4%        6.8%         4.5%     0.0%
                          ======      ======       ======   =====

Securities to be held to maturity:
  State and municipal
    securities             4.5%        0.0%         0.0%     0.0%
                          ======      ======       ======   ======

 Mortgage-backed
   securities              1.3%        0.0%         0.0%     0.0%
                          ======      ======       ======   ======

Other securities           0.0%        0.0%         0.0%     2.7%
                          ======      ======       ======   ======

Yields on tax exempt obligations have not yet been computed on a tax-equivalent basis.
Loan Portfolio Information -


Types of Loans:          2002    2001     2000      1999     1998

Real estate loans     $18,028  $15,728  $14,479   $11,501  $ 7,032
Commercial and
  industrial loans      9,679   10,501   10,258     8,594    7,128
Personal and
  consumer loans        2,823    2,923    3,157     2,689    2,381
All other loans             8       18       19        37       33
                       ------   ------    -----     -----    -----
  Totals               30,538   29,170   27,913    22,821   16,574
Less: Unearned income      (0)      (1)      (5)      (16)     (47)
      Allowance for
        loan losses      (341)    (300)    (270)     (233)    (173)
                       ------   ------    -----     -----    -----
         Net loans    $30,197  $29,170  $27,638   $22,572  $16,354
                      =======  =======  =======   =======  =======

Maturities and Sensitivities of Loans to Changes in Interest Rates
(in thousands)

                        Repricing  Repricing  Repricing  Repricing
                          in one   After one  After five  After
                         Year or   But Before but Before   Ten
                2002      less     five Years     Ten     Years

Real estate   $18,028    $ 1,350     $4,575      $4,627     $7,476
Commercial and
  industrial    9,679      7,335      2,118         203         23
Personal and
  consumer      2,823      1,371      1,442          10          -
All other           8          8          -           -          -
              --------  --------    -------      ------     ------
    Totals    $30,538    $10,064     $8,135      $4,840     $7,499
             ========   ========    =======      ======     ======

All loans due after one year are at predetermined interest rates.










Non-accrual, Past Due, Restructured and Impaired Loans:
(in thousands)
                                       December 31,   December 31,
                                          2002           2001

Non-accrual loans                         $ 32            $  -
                                          =====          =====
Restructured loans                        $ -            $  -
                                          =====          =====
Impaired loans                            $ -            $  -
                                          =====          =====
Accruing loans past due 90 days or more
  at year end                             $ 57           $ 194
                                          =====          =====

        The Bank's policy is to place loans on non-accrual whenever it appears that interest will not be collected. Management's list of potential problem loans indicated a principal balance of $10,304 as of December 31, 2002.

        At December 31, 2002, management believes that potential problem loans with credit problems have been adequately reserved for in the allowance for loan loss accounts.

        The Bank has taken an aggressive approach to consumer lending yet management is still very conservative in making credit decisions. Management feels that by increasing the Bank's consumer loan base, it can spread risk in the loan portfolio and increase loan demand and profit margin at the same time.

Summary of Loan Loss Experience:
                                                   December 31,
                                                 2002       2001
Balance, beginning of year                      $ 300      $ 270

Provision added to operations                      48         41
                                                  ---        ---
Charge-offs:
  Personal loans                                    7         19
  Business loans                                    -          -
                                                  ---        ---
    Total Charge off's                              7         19
Recoveries:
  Personal loans                                    -          5
  Business loans                                    -          3
                                                  ---        ---
    Total Recoveries                                -          8

Net allowance activity                             41         30

Balance, end of year                            $ 341      $ 300
                                                =====      =====
Ratio of allowance activity during the period
  to average loans outstanding during the
  period                                         .14%        .10%
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

     Management approximates that the amount of charge-offs during the next full year of operation will be as follows:

                         (in thousands)
     Real estate loans                       $   32
     Commercial & industrial                      4
     Personal & consumer                          2
     All other loans                              -
                                             ------
     Total                                   $   38
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


Maturities of Time Certificates over $100,000 or More:

              December   Three    Over Three  Over Six   Over
                 31,     Months    Through    Through   Twelve
                2002     or less     Six       Twelve   Months

Time Certificates
  - $100,000
     or more  $13,610     $3,554    $2,541      $4,571     $2,944
               ======     ======    ======      ======     ======


Return on Average Equity and Assets -


                         December 31,   December 31,   December 31,
                              2002           2001           2000

Return on average assets      0.7%           0.7%           1.1%
                             =====          =====          =====

Return on average equity      8.8%           8.7%          14.5%
                             =====          =====          =====

Dividend payout ratio         9.9%          10.9%           7.6%
                             =====          =====          =====

Equity to asset ratio         8.5%           8.9%           8.4%
                             =====          =====          =====

Capital adequacy ratio        8.6%           9.0%           9.1%
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

Item 4. Submission of Matters to a Vote of Security Holders

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise during the fourth quarter for calendar year ended December 31, 2002.


                              FORM 10-K

                       TECHE BANCSHARES, INC.
                               PART II

Item 5. Market for Registrant's Common Equity and Related
Stockholder Matters

    Teche Bancshares, Inc.'s stock is not listed on any security exchange, and is not registered with the National Association of Security Dealers. Due to the lack of an active trading market, the Company does not have available information to furnish the high and low sales price on the range of bid and asked quotations for its stock. However, based upon stock sales during the fourth quarter of 2002, it is believed that the stock of the Company trades for approximately $110.00 per share. There can be no assurance that the limited inquiries adequately reflect the high and low bids on prices for the Holding Company's stock.

    At December 31, 2002, Teche Bancshares, Inc. had approximately 364 stockholders.

    Teche Bancshares, Inc. paid a dividend of $1.60 per share in 2002, 2001 and 2000. Future dividends paid by the Holding Company will depend upon the Bank's ability to pay dividends, which is restricted by applicable federal and state statutes.

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





Item 6. Selected Financial Data
(in thousands except per share)

                2002       2001       2000       1999       1998

Investment
  securities  $27,025   $19,743    $19,048    $19,779    $24,271

Loans          30,197    28,869     27,638     22,572     16,354

Deposits       52,711    45,414     41,885     40,185     38,097

Stockholders
  equity        5,350     4,889      4,395      3,766      3,878

Operating
  revenues      3,809     4,103      4,068      3,605      3,247

Net interest
  income        1,890     1,830      2,009      1,736      1,497

Provision for
  loan losses     (48)      (41)       (37)       (60)          -

Net income        450       409        584        411        387

Earnings
  per share     16.12     14.64      20.91      14.72       13.87

Total assets   65,685    57,211     51,002     47,457      45,283

Cash dividend:
  Per share      1.60      1.60       1.60       1.50        1.50
  Total            45        45         42         42          42




















Item 7.  Managements's Discussion and Analysis of Financial
Condition and Results of Operations

2002 IN REVIEW

Our net income for the years ended December 31, 2002, 2001, and
2000 was $450,070, $408,830, and $583,954, respectively.   Net
income increased $41,240 from $408,830 for the year ended December 31, 2002. Net income decreased $175,124 from $583,954 for the year
ended 2001.   Earnings per common share were $16.12 for 2002,
$14.64 for 2001, and $20.91 for 2000. Return on average assets and return on equity was .75% and 9.2% for 2002. Return on average assets and return on equity was .70% and 8.7% in 2001. For 2000, return on average assets and return on equity was 1.1% and 14.5%.


Highlights for 2002 were as follows:

1. For the year ended 2002, we increased our total assets by 14.8 percent. Net loans increased 4.6% or $1,327,765 as compared to 2001. This positive trend marks the eleventh consecutive year of asset growth for Teche Bank.

2. We purchased software and equipment to capture images of our loan documents. This software will ultimately allow our loan officers to share loan documents between offices to better serve our customers. The investment in new image equipment allowed us to reduce our dependence on sometimes unreliable microfilm while providing us with better archival records. We continue to invest in technology to improve our ability to efficiently serve our customers.

3. During 2002, our board of directors voted to recommend to our shareholders a transaction to take our company private and a conversion to subchapter S status. The decision was made after much research and deliberation. Information is being prepared that will be sent to the stockholders of the Company for a vote during 2003.

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

During the year ended 2002, we borrowed $1,000,000 in amortizing advances from the Federal Home Loan Bank giving us a balance in amortizing advances totalling $7,289,953. These fixed rate advances were used to offset longer term fixed rate loans. These funds give us the ability to extend the maturities of our liabilities to better match them with our long-term assets. The average rate obtained on all advances borrowed was 5.78%.

Net interest income was $1,841,698 in 2002, compared to $1,788,741 in 2001. This change represents an increase of $52,957 over the previous year. Our net interest income increased as the result of an increase in the volume of assets and liabilities managed by the bank during the year.

Net interest income was $1,788,741 in 2001, compared to $1,972,491 in 2000. This change represents a decrease of $183,750 over the previous year. Our net interest income decreased for the year as the result of the Federal Reserve Bank's lowering rates 11 times during the year. Most of our deposits were fixed rate certificates of deposit which repriced slower than our assets.

Provision for Loan Losses

The provision for loan losses is the amount charged against current earnings which management believes is necessary to maintain the allowance at an adequate level at the time the charge is taken, considering the watch list trends, net charge-off experience, size of the loan portfolio and general economic conditions and trends. During 2002, 2001 and 2000, we added $48,331, $41,496, and $36,663, respectively, to our reserve for loan losses to assure that we had adequate reserves for the loan growth that we experienced. The allowance for loan loss at December 2002 was $341,398 or 1.11% of gross loans.

Other Income

Other income was $463,685 for 2002 as compared to $418,938 in 2001. The increase in other income was due primarily to a gain on the sale of an investment, an increase in commission income on credit life insurance and an increase in other operating revenue. During the year 2002, we implemented fee increases in order to improve our noninterest income.

Other income was $418,938 for 2001 as compared to $442,031 in 2000. The decrease in other income was mostly due to a decrease in commissions on credit life.

Other Expenses

Other expenses were $1,652,733 for 2002 compared to $1,609,137 in 2001. The increase in other expenses was due primarily to an increase in salaries and employee benefits, and an increase in other operating expenses. The increase in salaries and benefits was due to salary increases approved at the end of 2001 and an increase in the cost of group health insurance. The increase in other operating expenses was due mostly to a loss incurred on the sale of a vehicle that was repossessed, and to increases in the bank's cost of insurance.

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

The carrying value of securities available for sale at the end of 2002 was adjusted up $306,126 to reflect an increase in market value from amortized cost. Securities held to maturity had a market value more than amortized cost of $4,199 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

The carrying value of securities available for sale at the end of 2001 was adjusted up $221,241 to reflect an increase in market value from amortized cost. Securities held to maturity had a market value more than amortized cost of $9,858 at year end. Management considers the increase in value of the securities portfolio to be temporary in nature.

Loans

At December 31, 2002, loans, net of allowance for loan losses and unearned discount, were $30,196,850. This was an increase of $1,327,765 over $28,869,085 at the end of 2001. Average loans during the year 2002 were $30,627,794 up approximately $1,982,373 from the average of 2001.

At December 31, 2001, loans, net of allowance for loan losses and unearned discount, were $28,869,085. This was an increase of $1,230,791 over $27,638,294 at the end of 2000. Average loans during the year 2001 were $28,645,421 up approximately $3,323,843 from the average of 2000.


FINANCIAL CONDITION ANALYSIS

Deposits

At December 31, 2002 total deposits were $52,710,537 an increase of $7,296,982 over that of the prior year end balance. Average deposits for the year ended 2001 were $47,866,321 as compared to $42,623,113 in 2001. Our deposits are up due to our receiving the St. Martin Parish School Board account. The School Board contract rotates for a two year period between all of the banks in St. Martin Parish. Our two year term began in August 2002 and will end July 31, 2004. The School Board's deposits have varied between $5,000,000 and $10,000,000.

At December 31, 2001 total deposits were $45,413,555 an increase of $3,528,252 over that of the prior year end balance. Average deposits for the year ended 2001 were $42,623,113 as compared to $40,141,866 in 2000. Average deposits were up due to growth in our local economy and monies leaving the stock market.

Time deposits of $100,000 and greater were $13,610,270 at the end of 2002, an increase of $2,066,418 over that of the prior year.
The increase was due to increases in the deposits of one of our major stockholders and from bids won on Public Funds. We bid aggressively to get Public Funds when we can earn a spread on these incremental funds. We hold $2,000,000 in jumbo certificates from the State of Louisiana. Rates on these funds are attractive compared to alternatives for funding.

Time deposits of $100,000 and greater were $11,543,852 at the end of 2001, an increase of $641,812 over that of the prior year. The increase was due to increases in the deposits of one of our major stockholders. We also held $2,000,000 in jumbo certificates from the State of Louisiana during 2001.

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

Nonperforming Assets

Nonaccrual loans and other real estate owned are included in nonperforming assets. As of December 31, 2002, nonperforming assets were $183,330, an increase of $6,580 from 2001. As of December 31, 2001, nonperforming assets were $176,750, a decrease of $23,016 from 2000. Nonaccrual loans at December 31, 2002, 2001 and 2000 were $32,314, $0 and $0. Other real estate owned was $151,016, $176,750, and $197,520, at December 31, 2002, 2001, and
2000, respectively. The improvement in other real estate owned was accomplished through the systematic write-down of the real estate we own.

Watch List

The Bank's watch list includes loans which, for management purposes, have been identified as requiring a higher level of monitoring. These loans require monitoring due to conditions which, if not corrected, could increase credit risk. Watch list loans totaled $49,929, $183,861, and $249,912, at December 31,
2002, 2001, and 2000, respectively.

Capital and Dividends

The Company's risk based capital ratios at December 31, 2002 significantly exceeded the minimum regulatory guidelines. The Company's leverage ratio was 8.4% and risk based capital was 19.5%, well above the regulatory minimums of 3%-5% and 8%. The Company's capital to asset ratio including the effect on capital of mark to market changes in value of investments was 8.7% at December 31, 2002. Teche Bancshares, Inc.'s sole source of funds from which to pay dividends to stockholders is Teche Bank & Trust Company.
During 2002 Teche Bank & Trust Company declared and paid a dividend to Teche Bancshares, Inc. of $44,680 which was paid to stockholders in the form of a dividend.



Fourth Quarter Results

Net income for the fourth quarter of 2002, 2001, and 2000 was $128,879, $78,128, and $107,678, respectively. The increase in income for the quarter was due to the effect of adjustments to actual monthly accruals that were booked for advalorem tax, bonuses, property tax payable, and income taxes. We estimated that these expenses were going to be higher than they actually were. Income before income tax for the quarter ended December 31, 2002 was $177,214 as compared to $108,331 for the same quarter ended 2001.











































Item 8. Financial Statements and Supplementary Data

    The audited financial statements of Teche Bancshares, Inc. are presented on pages 28 to 62.


























                        TECHE BANCSHARES, INC.
                            AND SUBSIDIARY

                           Financial Report

                Years Ended December 31, 2002 and 2001






































                           TABLE OF CONTENTS




Page

INDEPENDENT AUDITOR'S REPORT                                   30


FINANCIAL STATEMENTS
  Consolidated balance sheets                                  31
  Consolidated statements of income                            32
  Consolidated statements of changes in stockholders' equity   33
  Consolidated statements of cash flows                        34
  Notes to consolidated financial statements                35-56

SUPPLEMENTARY INFORMATION

  Consolidated schedules of other operating expenses           58
  Consolidating schedules -
    Consolidating balance sheet                                60
    Consolidating statement of income                          61
    Consolidating statement of cash flows                      62
















                     INDEPENDENT AUDITOR'S REPORT


The Board of Directors
Teche Bancshares, Inc. and Subsidiary
St. Martinville, Louisiana

    We have audited the accompanying consolidated balance sheets of Teche Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Bank's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Teche Bancshares, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with generally accepted accounting principles.

    Our audits were made for the purpose of forming an opinion on the consolidated financial statements taken as a whole. The supplementary information contained on pages 57-62 is presented for purposes of additional analysis and, although not required for a fair presentation of consolidated financial position, results of operations, and cash flows, was subjected to the audit procedures applied in the audits of the consolidated financial statements. In our opinion, the supplementary information is fairly presented in all material respects in relation to the consolidated financial statements taken as a whole.


                      Kolder, Champagne, Slaven, & Company, LLC
                           Certified Public Accountants
Breaux Bridge, Louisiana
January 23, 2003
                 TECHE BANCSHARES, INC. AND SUBSIDIARY

                      Consolidated Balance Sheets
                      December 31, 2002 and 2001
                           (in thousands)


                                              2002          2001
                                   ASSETS

Cash and due from banks                     $ 2,354       $ 2,257
Interest bearing deposits w/banks             2,401         2,036
Securities available for sale                25,400        16,353
Securities to be held to maturity             1,101         2,906
Other securities                                524           484
Federal funds sold                            2,425         2,775
Loans, net of allowance for loan losses
  and unearned discount on loans             30,197        28,869
Bank premises, furniture,
  fixtures and equipment                        759           867
Accrued interest receivable                     311           313
Other real estate owned                         151           174
Other assets                                     62           177
                                          ---------     ---------
           Total assets                     $65,685       $57,211
                                          =========     =========


                    LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Deposits -
    Non-interest demand                      $ 9,191      $ 6,918
    Interest bearing -
      NOW and MMDA accounts                   13,163       10,463
      Savings                                  4,645        3,963
      Time, $100,000 and over                 13,610       11,544
      Other time                              12,101       12,525
                                           ---------     --------
           Total deposits                     52,710       45,413

  Accrued interest payable                       153          211
  Other borrowed funds                         7,290        6,529
  Other liabilities and accrued expenses         182          169
                                           ---------     --------
           Total liabilities                  60,335       52,322

STOCKHOLDERS' EQUITY
  Common stock ($10 par value, 100,000 shares
    authorized, 28,125 shares issued
    and outstanding)                             281          281
  Surplus                                      1,144        1,144
  Retained earnings                            3,742        3,337
  Less:  200 shares
           of treasury stock                     (19)         (19)
         Accumulated other
           comprehensive income                  202          146
                                           ---------     --------
           Total stockholders' equity          5,350        4,889

           Total liabilities and
             stockholders' equity            $65,685      $57,211
                                          ===========   ==========


The accompanying notes are an integral part of this statement.










































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                   Consolidated Statements of Income
             Years Ended December 31, 2002, 2001 and 2000
                           (in thousands)


                                    2002         2001         2000

INTEREST INCOME
  Interest and fees on loans       $2,427      $2,559       $2,375
  Interest on investment securities:
    Interest on securities
      available for sale              774         925          982
    Interest on securities
      to be held to maturity            2           8          147
    Obligations of state and
      political subdivisions           45          28           51
    Interest and dividends
      on other securities              13          15           24
  Interest on federal funds sold       51         109           43
  Interest on deposits in banks        33          39            4
                                    -----       -----        -----
      Total interest income         3,345       3,683        3,626

INTEREST EXPENSE
  Interest on deposits              1,057       1,520        1,410
  Federal funds purchased               -           -            2
  Interest on borrowed funds          398         333          204
  Other interest                        -           -            1
                                    -----       -----        -----
      Total interest expense        1,455       1,853        1,617

      Net interest income before
        recovery of possible
        loan losses                 1,890       1,830        2,009

PROVISION FOR POSSIBLE LOAN LOSSES    (48)        (41)         (37)
                                    -----       -----        -----
      Net interest income after
        recovery of possible
        loan losses                 1,842        1,789       1,972

OTHER INCOME
  Service charges on
    deposit accounts                  351          345         341
  Commissions income                   40           30          54
  ATM income                           21           18          19
  Net gain on security transactions     9            -           -
  Other operating revenue              43           26          28
                                    -----        -----       -----
      Total other income              464          419         442

OTHER EXPENSES
  Salaries and employee benefits      874          851         871
  Occupancy expenses                  256          250         216
  Furniture and equipment expenses     31           38          34
  Data processing expenses             52           59          52
  Net other real estate expense         -            1           3
  Other operating expenses            440          410         394
                                    -----        -----       -----
      Total other expenses          1,653        1,609       1,570

      Income before income taxes      653          599         844

INCOME TAX EXPENSE (BENEFIT)          203          190         260
                                    -----       ------       -----
      Net Income                   $  450       $  409      $  584
                                  =======      =======     =======
      Net income per share
         of common stock-basic     $16.12       $14.64      $20.91
                                  =======      =======     =======
      Net income per share
         of common stock-diluted   $16.12       $14.64      $20.91
                                  =======      =======     =======

      Average shares outstanding   27,925       27,925      27,925
                                  =======      =======     =======

The accompanying notes are an integral part of this statement.




























               TECHE BANCSHARES, INC. AND SUBSIDIARY
     Consolidated Statements of Changes in Stockholders' Equity
         Years Ended December 31, 2002, 2001 and 2000
                        (in thousands)

                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999      $1,405     $2,435        (74)       $3,766
                        -------      -----      ------      -------

  Net income                 -         584          -           584

  Unrealized gain on securities,
    net of income tax of $46 -           -         90            90

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $0)             -           -          -            -
                        -------      -----      ------      -------
  Total Comprehensive Income -         584         90           674

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2000      $1,405     $2,974         16       $4,395

  Net income                 -         409          -          409

  Unrealized gain on securities,
    net of income tax of $67 -           -        130          130

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $0)             -           -          -            -
                        -------      -----      ------      -------
  Total Comprehensive Income -         409        130          539

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2001      $1,405     $3,338        146       $4,889
                        -------      -----      ------      -------

  Net income                 -         450          -          450

  Unrealized gain on securities,
    net of income tax of $23 -           -         45           45

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $5)             -           -         11           11
                        -------      -----      ------      -------
  Total Comprehensive Income -         450         56          506

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2002      $1,405     $3,743        202       $5,350
                        =======      =====      ======      =======

The accompanying notes are an integral part of this statement.



































               TECHE BANCSHARES, INC. AND SUBSIDIARY

                Consolidated Statements of Cash Flows
            Years Ended December 31, 2002, 2001 and 2000
                        (in thousands)

                                     2002       2001       2000

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                        $ 450       $ 409      $ 584
  Adjustments to reconcile
    net income to net cash provided by
    operating activities:
      Depreciation of bank
        premises and equipment        120         111         98
      (Increase) decrease in:
        other assets                  114       (115)        (7)
        accrued interest receivable     2          86       (20)
        accrued interest payable      (58)        (27)         45
        other liabilities              11        (62)         58
                                     -----      -----      ------

         Net cash provided
           by operating activities    639         402        758
                                     -----      -----      ------

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks                (365)    (1,952)          5
  (Increase) decrease in
    federal funds sold                350     (2,675)      1,375
  Proceeds from maturities of
    securities available for sale  16,189     10,934       6,054
  Proceeds from maturities of
    securities held to maturity     2,989      3,185         893
  Purchases of securities
    to be held to maturity         (1,224)   (11,702)     (3,650)
  Purchases of securities
    available for sale            (25,180)    (2,983)     (2,477)
  Net (increase) decrease
    in loans                       (1,327)    (1,231)     (5,066)
  Capital expenditures for
    bank premises and equipment       (12)      (218)       (124)
  (Increase) decrease in
    other real estate owned            23         23          19
                                     -----      -----      -----
      Net cash provided by
       (used in)investing
       activities                  (8,557)    (6,619)     (2,969)
                                   -------    -------      -----

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits                 2,275        (127)       (64)
    NOW and MMDA                    2,700       1,658      2,381
    Savings deposits                  681         428       (205)
    Time deposits, >= $100,000      1,950         515       (391)
    Other time deposits              (307)      1,054        (21)
  Proceeds from long-term debt      1,000       2,450      1,240
  Repayment of long-term debt        (239)       (173)      (128)
  Dividends paid                      (45)        (45)       (45)
                                     -----      -----       -----
      Net cash provided by
        financing activities        8,015       5,760      2,767
                                   -------      ------     ------

      Net increase (decrease) in
        cash and cash equivalents      97        (457)        556

CASH AND CASH EQUIVALENTS,
  beginning of year                 2,257       2,714      2,158

CASH AND CASH EQUIVALENTS,
  end of year                     $ 2,354     $ 2,257     $2,714
                                   =======     =======    =======

CASH PAID DURING THE YEAR

  Interest                          $1,513     $ 1,880    $ 1,572
                                    ======     =======    =======
  Income taxes                      $  164     $   363    $   255
                                    ======     =======    =======

The accompanying notes are an integral part of this statement.
























           TECHE BANCSHARES, INC. AND SUBSIDIARY

         Notes to Consolidated Financial Statements

 (1) Summary of Significant Accounting Policies

     A.   Principles of Consolidation

               The accompanying consolidated financial statements dated December 31, 2002, 2001 and 2000, include the accounts of Teche Bancshares, Inc. (Company) and Teche Bank and Trust Company (Bank), its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

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

    E.   Cash and Cash Equivalents

            For the purposes of presentation in the Consolidated Statements of Cash Flows, cash and cash equivalents are defined as those amounts included in the balance sheet caption "cash and due from banks". Cash, cash equivalents and due from banks at December 31 included the following:
                                     (in thousands)
                              2002         2001         2000
         Cash and due
           from banks        $2,354       $2,257       $2,714
                           ==========   ==========   ==========

            The Bank maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. The Bank had deposits at institutions and agency federal funds exceeding the insured amount by approximately $2,824,147.

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

               At December 31, 2002 and 2001, the Bank did not own any trading securities.

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

               Loans are considered past due when contractual payments are not made as scheduled. Accrual of interest is discontinued on a loan when management believes, after considering economic and business conditions and collection efforts, that the borrowers' financial condition is such that collection of interest is doubtful. All interest accrued but not collected for loans that are placed on accrual or charged off is reversed against interest income. The interest on these loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     H.   Loan Origination Fees and Costs

               The Bank charges minimal loan fees and direct origination costs. These charges are recognized as income at the time the loan is made.

     I.   Bank Premises, Furniture, Fixtures and Equipment

               Land is carried at cost. Bank premises, furniture, fixtures and equipment are carried at historical cost less accumulated depreciation. For book purposes, depreciation is computed using the straight-line method over the estimated useful lives of the assets which range from three to thirty-three years. For income tax purposes, depreciation of assets acquired prior to January 1, 1981, is calculated on the straight-line method and depreciation of assets acquired after December
          31, 1980, is calculated using the   Accelerated Cost
          Recovery (ACRS) or Modified Accelerated Cost Recovery
          (MACRS) System of the Internal Revenue   Service.
          Maintenance and repairs which do not extend the life of banking premises and equipment are charged to operating expenses.

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

     O.   Advertising

               Most of the Bank's advertising is expensed as incurred. However, advertising that benefits more than one year is expensed over the period benefited. At December 31, 2002 and 2001, the balance of prepaid advertising was $0 and $3,988, respectively. This balance is included in other assets on the balance sheet.

 (2) Investment Securities

          The amortized cost and fair value of securities, with gross unrealized gains and losses, follows:

                                      (in thousands)
                             Amortized Unrealized Unrealized Fair
                               Cost      Gains     Losses    Value

     (in thousands)
    Securities available for sale:
       December 31, 2002 -
         U.S. Government and
           agency securities  $ 8,513    $25      $ (5)    $ 8,533
         State and Municipal
           securities           1,376     28         -       1,404
         Mortgage-backed
           securities          15,205    264        (6)     15,463
                              -------    ---      ------   -------
                              $25,094   $317     $ (11)    $25,400
                              =======    ===      ======   =======

     Securities available for sale:
       December 31, 2001 -
         U.S. Government and
           agency securities  $   495    $16      $  -    $    511
         Mortgage-backed
           securities          15,637    222       (17)     15,842
                              -------    ---      ------   -------
                              $16,132   $238     $ (17)    $16,353
                              =======    ===      ======   =======

     (in thousands)
     Securities to be held to maturity:
       December 31, 2002 -
         State and municipal
           securities             401      4          -        405
         Mortgage-backed
           securities             700      -          -        700
                              -------    ---      ------   -------
                              $ 1,101    $ 4      $   -     $1,105
                              =======    ===      ======   =======

     Securities to be held to maturity:
       December 31, 2001 -
         State and municipal
           securities             407    $10          -        417
         Mortgage-backed
           securities           2,499      -          -      2,499
                              -------    ---      ------   -------
                              $ 2,906    $10      $   -     $2,916
                              =======    ===      ======   =======

          Investment securities carried at approximately
     $13,321,716 at December 31, 2002 and $8,706,747 at December
     31, 2001 were pledged to secure public deposits and for other purposes required or permitted by law.

          For the years ended December 31, 2002, 2001, and 2000, proceeds from sales of securities available for sale amounted to $506,255, $0, and $0, respectively. Gross realized gains amounted to $8,918, $0, and $0, respectively. Gross realized losses amounted to $0 in all three years.

          The maturities of debt securities at December 31, 2002 were as follows: (in thousands)

                              Securities to be      Securities
                              Held to Maturity   Available for Sale
                              ----------------    ----------------
                               Amortized  Fair    Amortized  Fair
                                 Cost    Value      Cost    Value
                              ---------  -----    --------  -----
     Due in one year or less    $1,101  $1,105    $19,885  $20,069
     Due from one to five
        years                        -       -      3,491    3,582
     Due from five to ten
        years                        -       -      1,718    1,749
     Due after ten years             -       -          -        -
                                ------  ------    -------  -------
                                $1,101  $1,105    $25,094  $25,400
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

 (3) Other Securities

          Other securities at December 31 consist of the following stock in industry-related financial institutions:

                                      2002             2001
                                 Shares  Amount   Shares  Amount

     Federal Home Loan
       Bank Dallas               3,741  $374,100   3,344 $334,400
     Louisiana Independent
       Bancshares, Inc.            600   150,000     600  150,000
                                        --------           ------
                                        $524,100         $484,400
                                        ========         ========

          These securities are valued at cost. The stock in Federal Home Loan Bank of Dallas is considered to be a restricted security and is required to be maintained.

 (4) Loans

          Major classifications of loans are as follows:
     (in thousands)
                                                2002        2001

     Real estate loans                        $18,028     $15,728
     Commercial and industrial loans            9,679      10,501
     Personal and consumer loans                2,823       2,923
     All other loans (including overdrafts)         8          17
                                              -------     -------
                                               30,538      29,169
     Less:  Unearned discount                       -           -
            Allowance for loan losses            (341)       (300)
                                              -------     -------
              Loans, net                      $30,197     $28,869
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

          Loans on which the accrual of interest has been discontinued or reduced amounted to $32,314 and $0 at December 31, 2002 and 2001, respectively. If interest on those loans had been accrued, such income would have approximated $1,869, $0, and $0 for 2002, 2001, and 2000, respectively. The Bank recognized $1,618 of interest income on nonaccrual loans during 2002. The amount of accruing loans past due 90 days or more at December 31, 2002 and December 31, 2001 was $56,558 and $194,137, respectively.

          Changes in the allowance for loan losses are as follows:
     (in thousands)
                                       2002     2001     2000

     Balance, beginning of period      $300     $270     $233
       Provision added to operations     48       41       37
       Loans charged off                 (7)     (19)      (4)
       Recoveries                         -        8        4
                                       ----     ----     ----
     Balance, end of period            $341     $300     $270
                                       ====     ====     ====

          Management is of the opinion that the allowance for loan losses account at December 31, 2002 is sufficient to cover any possible loan losses.

 (5) Bank Premises, Furniture, Fixtures and Equipment

          The following is a summary of fixed assets and
     accumulated depreciation as of December 31, 2002 and 2001:
     (in thousands)
                                                2002      2001

     Land                                      $ 301     $ 301
     Bank buildings and improvements             953       953
     Furniture, fixtures and equipment           701       731
                                               -----     -----
                                               1,955     1,985
                                               =====     =====
     Accumulated depreciation
       and amortization                       (1,196)   (1,118)
                                               -----     -----
                                               $ 759     $ 867
                                               =====     =====

          Depreciation expense for the periods ended December 31, 2002, 2001 and 2000, amounted to $119,531, $110,998, and
     $97,999, respectively.

 (6) Other Real Estate Owned

          Other real estate owned consists of real estate acquired through the foreclosure of loans. It is valued at the lower of its fair value or recorded investment in the related loan at the date of foreclosure. Other real estate owned at December 31, 2002 and 2001 is composed of the following:
     (in thousands)
                                                 2001       2000
     Other real estate owned,
       acquisition value                        $ 235       $ 235
     Add: Renovation costs                          -           -
     Less:  Allowance for other
              real estate losses                  (84)        (60)
                                                -----       -----
              Net value                         $ 151       $ 175
                                                =====       =====

          Changes in the allowance for losses on other real estate
     are as follows:
     (in thousands)
                                           2002    2001    2000

     Balances, beginning of period        $  60   $  37   $  17
       Provision charged to operations       23      23      20
       Sales of properties                    -       -       -
                                          -----   -----   -----
     Balances, end of period              $  84   $  60   $  37
                                          =====   =====   =====

 (7) Deposits

          The aggregate amount of short-term jumbo time deposits, each with a minimum denomination of $100,000, was approximately $13,493,964 and $11,543,852 in 2002 and 2001, respectively.

          At December 31, 2002, the scheduled maturities of time deposits are as follows: (in thousands)

     Year Ended December 31,                    Maturities

          2002                                   $   289
          2003                                    18,700
          2004                                     4,822
          2005                                     1,454
          2006                                         5
          2007                                       441
                                                  ------
                                                 $25,711
                                                  ======
          Members of the board of directors had $11,544,594 and $9,807,119 of deposits at December 31, 2002 and 2001, respectively.

 (8) Other Borrowed Funds

          Teche Bank has borrowed monies from the Federal Home Loan Bank of Dallas (FHLB) in the form of (17) advances. All advances are secured by approximately $7,300,000 of mortgage loans and mortgage-backed securities. The Bank's borrowing capacity is determined by the dollar amount of its loan portfolio and the number of FHLB shares that the Bank owns.
     At December 31, 2002, the Bank had approximately $214,000 available on its line of credit with FHLB to be drawn upon as needed. The Bank, based on its current loan portfolio, has the option to purchase approximately 4,340 additional FHLB shares. If the Bank was to purchase these additional shares, the Bank's available line of credit would be increased by $8.7 million. Teche Bank purchased a $3,000,000 letter of credit to secure funds of one of its government customers. The letter of credit is considered an off-balance sheet item. Without this letter of credit, their available line of credit would be increased by an additional $3,000,000.

          The Bank's fixed-rate, long-term debt of $7,289,953 matures beginning in 2008 through 2017. At December 31, 2002 and 2001, the interest rates on fixed-rate, long-term debt ranged from 4.77 percent to 7.93 percent and from 4.95 percent to 7.93 percent, respectively. The debt is payable in equal monthly installments ranging from $429 to $7,789. Some notes have balloon payments due at maturity, ranging from $145,310 to $699,056.

          Following are maturities of long-term debt:
          (in thousands)
                                              2002          2001

          2002                                   -           227
          2003                                 288           241
          2004                                 305           255
          2005                                 322           270
          2006                                 340           286
          2007                                 360             -
          Thereafter                         5,675         5,250
                                            ------        ------
                                             7,290         6,529
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


(11) Income Taxes

          The Bank utilizes FASB Statement 109 to account for income taxes.

          The components of income tax expense for the years ended December 31, 2002, 2001 and 2000 are as follows:
                                           (in thousands)
                                        2002     2001     2000

          Income taxes currently payable:
            Federal                    $ 240   $ 219   $  282

          Deferred tax asset (liability) due
            to timing differences        (37)    (29)     (22)
                                       -----     ----    -----
          Total income tax expense     $ 203   $ 190    $ 260
                                       =====    =====    =====

          The effective tax rate of 31.1 percent in 2002, 31.7 percent in 2001, and 30.8 percent in 2000, differs from the statutory rate of 34 percent principally because of temporary differences between tax purposes and financial reporting purposes.

          A reconciliation of income tax expense at the statutory rate to the effective rate follows:

                                           Percent of Earnings
                                              Before Taxes

                                        2002       2001      2000

     Computed at the expected statutory
       rate                             34.0%      34.0%     34.0%

     Tax-exempt interest - not taxable  (2.4)      (1.6)     (2.0)
     Stock dividends - not taxable      (0.5)      (0.7)     (0.8)
     Other                                 -          -      (0.4)
                                        -----     -----     -----

     Income tax expense-effective rate  31.1%      31.7%     30.8%
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

          Amounts for deferred tax assets and liabilities are as
     follows:
     (in thousands)
                                                 2002      2001

          Deferred tax asset
               Reserve for loan losses           $ 13      $  -
               Allowance for other real
                    estate                         28        20
                                                 -----     -----
                                                   41        20
                                                 -----     -----
          Deferred tax liability
               Depreciation                       (32)      (45)
               Reserve for loan losses              -        (3)
               Net unrealized gain on securities
                    available for sale           (104)      (75)
                                                 -----     -----
            Net deferred tax asset (liability)  $(136)    $(123)
                                                 -----     -----
                                                $ (95)    $(103)
                                                 =====     =====
(12) Net income per share of common stock

          Earnings per share amounts are computed based on the weighted average number of shares actually outstanding. The number of shares used in the computations was 27,925 in 2002, 2001 and 2000.

(13) 401(k) Plan

          The Bank has a 401(k) Plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee equally over a 5 year period. For the year ended December 31, 2002, 2001 and, 2000 expense attributable to the Plan amounted to $73,651, $66,577, and $69,592, respectively.

(14) Related Party Transactions

     A. At December 31, 2002 and 2001, certain officers, directors and related companies were indebted to the Bank in the aggregate amount of $1,944,105 and $1,378,736, respectively. These loans were made at prevailing interest rates.

     B. The Bank leases an automobile from one of the directors in the amount of approximately $6,000 per year.

     C. The Bank paid director fees to members of the board of directors in the amount of $76,800, $78,000, and $63,000, for 2002, 2001 and 2000, respectively.

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

          Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

          As of December 31, 2002, the bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain a minimum total risk based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that time that management believes have changed the institution's category.

          The Bank's actual capital amounts and ratios are also presented in the table.
                                                       To Be Well
                                                  Capitalized Under
                                 For Capital      Prompt Corrective
               Actual         Adequacy Purposes   Action Provision
             Amount Ratio     Amount    Ratio     Amount    Ratio
     As of December 31, 2002:
     Total Capital
       (to risk weighted
          assets)
          $5,489    19.5%     $2,255    >=8%      $2,818    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $5,148    18.3%     $1,127    >=4%      $ 1,691   >= 6%

     Tier I Capital
         (to average
            assets
          $5,148     8.5%     $2,413    >=4%       $3,017   >= 5%

     As of December 31, 2001:
     Total Capital
       (to risk weighted
          assets)
          $5,043    18.7%     $2,152    >=8%      $2,690    >=10%

     Tier I Capital
        (to risk weighted
          assets)
          $4,743    17.6%     $1,076    >=4%      $ 1,614   >= 6%

     Tier I Capital
         (to average
            assets
          $4,743     8.9%     $2,141    >=4%      $2,676    >= 5%


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

          The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is presented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. The credit risk amounts are equal to the contractual amounts, assuming that the amounts are fully advanced and that, in accordance with the requirements of FASB Statement No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk," collateral or other security is of no value. The bank's policy is to require customers to provide collateral prior to the disbursement of approved loans. Collateral is either in the form of a security interest or a mortgage on the underlying property.
          At December 31, 2002 and 2001, the Bank was exposed to credit risk on commitments to extend credit having contract amounts of $2,178,189 and $3,696,948, summarized as follows:
     (in thousands)
                                                 2002       2001

          Commitments to extend credit        $  2,099    $ 3,679
          Credit Card arrangements                   -          -
          Standby letters of credit                 79         18
                                              --------    -------
                                              $  2,178    $ 3,697
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

          The estimated fair values of the Bank's financial instruments were as follows:
     (in thousands)
                                             Carrying       Fair
                                              Value         Value
     December 31, 2002:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 7,180      $ 7,180
       Securities available for sale          25,400       25,400
       Securities to be held to maturity       1,101        1,105
       Loans                                  30,197       30,578
       Accrued interest receivable               311          311

     Financial liabilities:
       Deposit liabilities                    52,711       52,518
       Accrued interest payable                  153          153
       Other borrowed funds                    7,290        7,305
       Other liabilities                         181          181

     Off balance sheet instruments:
       Commitments to extend credit                -        2,099
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           79

     December 31, 2001:
     Financial assets:
       Cash and due from banks, interest
         bearing deposits with banks, and
         Federal funds sold                  $ 7,068      $ 7,068
       Securities available for sale          16,353       16,353
       Securities to be held to maturity       2,906        2,916
       Loans                                  28,869       29,282
       Accrued interest receivable               313          313

     Financial liabilities:
       Deposit liabilities                    45,414       44,995
       Accrued interest payable                  211          211
       Other borrowed funds                    6,529        6,537
       Other liabilities                         170          170

     Off balance sheet instruments:
       Commitments to extend credit                -        3,679
       Credit card arrangements                    -            -
       Stand by letter of credit                   -           18



(18) Parent Company Only Financial Statements

                           BALANCE SHEETS
                     December 31, 2002 and 2001
                           (in thousands)

                                                 2002       2001
                          ASSETS

      Current assets:
        Cash                                     $  1         $  -
        Investment in Teche Bank & Trust Co.    5,338        4,878
        Other assets                               11           11
                                                -----        -----
            Total assets                       $5,350       $4,889
                                               ======       ======

           LIABILITIES AND STOCKHOLDERS' EQUITY

      Current liabilities:                        $ -          $ -
                                                  ---          ---
      Stockholders' equity:
        Common stock, $10 par value, 100,000 shares
          authorized, 28,125 shares issued and
          outstanding                             281          281
        Surplus                                 1,144        1,144
        Retained earnings                       3,742        3,337
      Treasury stock                              (19)         (19)
      Accumulated other comprehensive income      202          146
                                                -----        -----
            Total stockholders' equity          5,350        4,889
                                                -----        -----
            Total liabilities and
              stockholders' equity             $5,350       $4,889
                                               ======       ======

                        STATEMENTS OF INCOME
            Years Ended December 31, 2002, 2001 and 2000
                          (in thousands)
                                            2002    2001    2000

    Income:
      Income from subsidiary                $404    $364    $540
      Interest and dividends on corporate
        securities                            46      46      45
      Other income                             1       -       -
                                             ---     ---     ---
          Total income                       451     410     585
                                             ---     ---     ---
    Operating expenses:
      Legal and professional fees              -       -       -
      FDIC and state assessments               1       1       1
      Miscellaneous expense                    -       -       -
      Interest on stockholder loans            -       -       -
                                             ---     ---     ---
          Total operating expenses             1       1       1
                                             ---     ---     ---
          Net income                        $450    $409    $584
                                            ====    ====    ====












            STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Years Ended December 31, 2002, 2001 and 2000
                         (in thousands)
                                              Accumulated
                      Common Stk                 Other
                      Treas. Stk    Retained Comprehensive
                       Surplus      Earnings    Income       Total
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 1999      $1,405     $2,435        (74)       $3,766
                        -------      -----      ------      -------

  Net income                 -         584          -           584

  Unrealized gain on securities,
    net of income tax of $46 -           -         90            90

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $0)             -           -          -            -
                        -------      -----      ------      -------
  Total Comprehensive Income -         584         90           674

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2000      $1,405     $2,974         16       $4,395

  Net income                 -         409          -          409

  Unrealized gain on securities,
    net of income tax of $67 -           -        130          130

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $0)             -           -          -            -
                        -------      -----      ------      -------
  Total Comprehensive Income -         409        130          539

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2001      $1,405     $3,338        146       $4,889
                        -------      -----      ------      -------

  Net income                 -         450          -          450

  Unrealized gain on securities,
    net of income tax of $23 -           -         45           45

  Reclassification adjustment
    for net realized gain on sale
    of available-for-sale securities
    included in net income (net of
    taxes of $5)             -           -         11           11
                        -------      -----      ------      -------
  Total Comprehensive Income -         450         56          506

  Cash Dividend,
    $1.60 per share          -         (45)         -          (45)
                        -------      -----      ------      -------
BALANCES,
  DECEMBER 31, 2002      $1,405     $3,743        202       $5,350
                        =======      =====      ======      =======



                      STATEMENTS OF CASH FLOWS
            Years Ended December 31, 2002, 2001 and 2000
                           (in thousands)
                                       2002       2001       2000


    Cash flows from operating activities:
      Net income                      $ 450      $ 409      $ 584
      Adjustments to reconcile net income to
        net cash provided by operating
        activities:
            Equity in undistributed earnings of
               subsidiary bank         (404)      (364)      (539)
            Changes in:
            Due to subsidiary             -          -          -
              Other assets                -          -          -
                                       ----       ----       -----
                Net cash provided by operating
                  activities             46         45         45
                                       ----       ----       ----

    Cash flows from financing activities:
      Dividends paid                    (45)       (45)       (45)
        Decrease in notes payable         -          -          -
                                       ----       ----        ----
          Net cash used in financing
            activities                  (45)       (45)       (45)
                                       ----       -----       ----
              Net increase (decrease)
                in cash                   1          -          -

    Cash, beginning of period             -          -          -
                                       ----       ----       ----
    Cash, end of period                 $ 1        $ -       $  -
                                       ====       ====       ====
                      SUPPLEMENTARY INFORMATION
               TECHE BANCSHARES, INC. AND SUBSIDIARY

         Consolidated Schedules of Other Operating Expenses
            Years Ended December 31, 2002, 2001 and 2000
                           (in thousands)


                                      2002       2001       2000


Advertising                           $ 30       $ 26       $ 23
Armored car service                      4          4          4
Audits and examinations                 23         20         19
ATM expense                             20         23         24
Business development                     3          3          -
Cash short                               4          2          5
Club account fees                       20         21         24
Collections                              3          3          3
Committee fees                           1          3          3
Conventions and seminar                  7          5          5
Correspondent bank service charges      60         52         48
Courier service                          -          -          -
Directors' fees                         77         78         63
Donations                                3          4          3
Dues and subscriptions                   7          6          7
FDIC and state assessments              25         23         22
Insurance                               28         23         23
Lease expense                            6          6          6
Legal and professional fees             10         (1)          3
Miscellaneous                            5          7          7
Office expense                          46         44         44
Postage and freight                     26         26         24
Other taxes and licenses                 2          1          2
Travel and entertainment                 7          8         12
ORE Devaluation                         23         23         20
                                      ----       ----       ----
                                      $440       $410       $394
                                      ====       ====       ====
















                       CONSOLIDATING SCHEDULES
                TECHE BANCSHARES, INC. AND SUBSIDIARY
                     Consolidating Balance Sheet
                          December 31, 2002
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

                   ASSETS
Cash and due from banks  $ 2,354    $(1)       $ 1       $2,354
Interest bearing deposits  2,401      -          -        2,401
Securities available
  for sale                25,400      -          -       25,400
Securities to be held
  to maturity              1,101      -          -        1,101
Other securities             524      -          -          524
Federal funds sold         2,425      -          -        2,425
Loans                     30,538      -          -       30,538
Less:  Allowance for
         loan losses        (341)     -          -         (341)
       Unearned discount
         on loans              -      -          -            -

Bank premises, furniture,
  fixtures and equipment     759      -          -          759
Accrued interest receivable  311      -          -          311
Other real estate owned      151      -          -          151
Investment in subsidiary       -  (5,338)     5,338           -
Other assets                  62     (11)        11          62
                           -----    ----        ---       -----
    Total assets         $65,685 $(5,350)    $5,350     $65,685
                         ======= ========    ======     =======

   LIABILITIES AND STOCKHOLDERS' EQUITY

DEPOSITS
  Non-interest demand    $ 9,192    $ 1     $  -        $ 9,193
  Interest-bearing -
    NOW and MMDA accounts 13,163      -        -         13,163
    Savings                4,645      -        -          4,645
    Time,$100,000 and over13,610      -        -         13,610
    Other time            12,101      -        -         12,101
                          ------    ---      ---         ------
      Total deposits      52,711      -        -         52,712

Accrued interest payable     153      -        -            153
Other borrowed funds       7,290      -        -          7,290
Other liabilities and
  accrued expenses           181     11        -            192
                          ------    ---      ---         ------
    Total liabilities     60,335     12        -         60,347
                          ------    ---      ---         ------
STOCKHOLDERS' EQUITY
  Common stock               281    281      281            281
  Surplus                  1,144  1,519    1,144          1,519
  Retained earnings        3,742  3,336    3,742          3,336
  Less:  200 shares of
         treasury stock      (19)     -      (19)             -
         Net unrealized gain
           on securities
           available for
           sale,             202    202      202            202
                           -----   ----     -----         -----
      Total stockholders'
        equity             5,350  5,338    5,350          5,338
                           -----  -----    -----          -----
        Total liabilities and
          stockholders'
          equity         $65,685 $5,350   $5,350        $65,685
                         ======= ======   ======        =======




































                TECHE BANCSHARES, INC. AND SUBSIDIARY
                  Consolidating Statement of Income
                For the Year Ended December 31, 2002
                           (in thousands)
                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

INTEREST INCOME
  Interest and fees
    on loans              $2,427   $  -     $  -         $2,427
  Interest on investment securities -
    Interest on securities
      available for sale     774      -        -            774
    Interest on securities
      held to maturity         2      -        -              2
    State and municipal
      obligations             45      -        -             45
    Interest and dividends on
      other securities        13     46       46             13
  Interest on federal
    funds sold                51      -        -             51
  Interest on deposits
    in banks                  33      -        -             33
                           -----    ---      ---          -----
    Total interest income  3,345     46       46          3,345
                           -----    ---      ---          -----
INTEREST EXPENSE
  Interest on deposits     1,057      -        -          1,057
  Interest on federal
    funds purchased            -      -        -              -
  Interest on borrowed funds 398      -        -            398
  Other interest               -      -        -              -
                             ---    ---      ---           ----
    Total interest expense 1,455      -        -          1,455
                             ---    ---      ---          -----
      Net interest income  1,890     46       46          1,890

Provision for loan losses     48      -        -             48
                           -----    ---      ---          -----
Net interest income after
     provision for loan
     losses                1,842     46       46          1,842

OTHER INCOME
  Service charges, collection
    and exchange charges     350      -        -            350
  Commissions income          40      -        -             40
  ATM income                  21      -        -             21
  Net gain on security
    transactions               9      -        -              9
  Other operating revenue     43      2        2             43
                            ----    ---      ---           ----
    Total other income       463      -        -            463
                            ----    ---      ---           ----
OTHER EXPENSES
  Salaries and employee
    benefit                  874      -        -            874
  Occupancy expenses         255      -        -            255
  Furniture and equipment     31      -        -             31
  Data processing expenses    52      -        -             52
  Net other real estate exp.   -      -        -              -
  Other operating expenses   440      -        1            439
                            ----   ----     ----          -----
      Total other expenses 1,652      -        1          1,651
                           -----   ----     ----          -----
      Income before income tax
        expense and equity
        in earnings
        of subsidiary        653     46       46            654

INCOME TAX EXPENSE           203     -        -             204
                           ------  ----     ----           -----
      Income before equity
        in earnings
        of subsidiary        450     46       46            450

EQUITY IN EARNINGS
  OF SUBSIDIARY               -     404      404              -
                           -----   -----    -----          -----
      Net income           $ 450  $ 450    $ 450          $ 450
                           =====   =====    =====          =====

























                TECHE BANCSHARES, INC. AND SUBSIDIARY
                Consolidating Statement of Cash Flows
                For the Year Ended December 31, 2002
                           (in thousands)

                        Teche                            Teche
                      Bancshares, Elimination  Teche    Bank and
                       Inc. and    Entries   Bancshares,  Trust
                      Subsidiary   Dr (Cr)      Inc.     Company

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income              $ 450     $(450)     $ 450      $ 450

  Adjustments to reconcile net income to net
    cash provided by operating activities -
      Equity in earnings
        of subsidiary         -       404       (404)         -
      Depreciation of
        bank premises
        and equipment       120         -          -         120
      Increase in
        other assets        114         -          -         114
      Increase in accrued
        interest receivable   2         -          -           2
      Increase (decrease)
        in accrued
        interest payable    (58)        -          -        (58)
      Decrease in other
        liabilities          10        (1)         -         11
                           -----       ---       ---       -----
         Net cash provided
         by operating
         activities         638       (47)        46        639

CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in interest-bearing
    deposits in banks       (365)        -          -      (365)
  Decrease in federal
    funds sold               350         -          -       350
  Proceeds from maturities of securities
    available for sale    16,189         -          -    16,189
  Proceeds from maturities of securities
    held to maturity       2,989         -          -     2,989
  Purchases of securities to
    be held to maturity   (1,223)        -          -    (1,223)
  Purchases of securities
    available for sale   (25,180)        -          -   (25,180)
  Net increase in loans   (1,327)        -          -    (1,327)
  Capital expenditures for bank
    premises and equipment   (12)        -          -       (12)
  Decrease in other
    real estate owned         23         -          -        23
                          ------      ----       ----     ------
      Net cash used in
        investing
        activities       (8,556)        -          -     (8,556)
                         ------      ----       ----     -------
CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase (decrease) in -
    Demand deposits       2,275         -          -      2,275
    NOW and MMDA          2,700         -          -      2,700
    Savings deposits        681         -          -        681
    Time deposits $100,000
      and over            1,950         -          -      1,950
    Other time             (308)        -          -       (308)
  Proceeds from long-term
    debt                  1,000         -          -      1,000
  Repayment of long-term
    debt                   (238)        -          -       (238)
  Dividends paid            (45)       46        (45)       (46)
                         ------      ----       ----      -----
        Net cash provided
          by (used in)
          financing
          activities      8,015        46        (45)     8,014
                         ------      ----       ----      -----
        Net increase (decrease)
          in cash
          and cash
          equivalents        97        (1)         1         97

CASH AND CASH EQUIVALENTS,
  beginning of year       2,257      (114)       114      2,257
                        -------      -----     -----    -------
CASH AND CASH EQUIVALENTS,
  end of year           $ 2,354     $  (1)     $   1    $ 2,354
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










































                              FORM 10-K

                        TECHE BANCSHARES, INC
                              PART III

Item (10) Directors and Executive Officers of the Registrant
-------------------------------------------------------------
Directors
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Tilden A. Bonin, Jr.
St. Martinville, LA
            67   Retired       Sept., 1969       450          1.6%
                                to Present

James B. Bulliard, Sr.
St. Martinville, LA
            67    Owner & GM   Sept., 1969     3,212         11.5%
                 Manager Food   to Present
                  Processor

Harris J. Champagne, Jr.
New Iberia, LA
            40   Insurance  October, 1996       207            .7%
                   Sales      to Present

Gaston L. Dautreuil, Jr.
St. Martinville, LA
           72     Retired   Sept., 1969        2,776          9.9%
                             to Present

Larry C. Degeyter
St. Martinville, LA
           61    Owner,        June, 1981       821           2.9%
                Building       to Present
               Contractor

Melvin Douet
St. Martinville, LA
           57      Owner,    June, 1996         750           2.7%
                   Douet     to Present
                   Motors, Inc.

Alcee J. Durand, Jr.
St. Martinville, LA
           44    President     March, 1991    1,223          4.4%
                  Banking      to Present

Item 10. Directors and Executive Officers of the Registrant
(continued)

Directors (continued)
----------
                                         Number of
                                       Shares Owned    Ownership as
                                       Beneficially      a Percent
                                      Including Direct   of Total
Name and          Title and   Term as   and Indirect    Outstanding
Address     Age  Occupation   Director   Ownership        Shares
--------    ---  ----------  --------  ------------     -----------
Darnell E. Fontenot
New Iberia, LA
             64     Owner,   Aug., 1996         431           1.5%
                   Mobile    to Present
                   Home Co.

Charles A. Fuselier
St. Martinville, LA
            61   Sheriff     June, 1981         414           1.5%
                             to Present

Hubert Hulin, Sr.
St. Martinville, LA
             84    Retired   June, 1981       1,800          6.4%
                             to Present

Murphy Oubre
St. Martinville, LA
             76    Rice      Sept., 1969        874          3.1%
                  Farmer     to Present






















                              FORM 10-K

                       TECHE BANCSHARES, INC.
                        PART III (CONTINUED)




Executive Officers and Significant Employees
--------------------------------------------
                                              Other
                                              Office
                                               Held
        Name         Age    Title           with Bank   Occupation
--------------      ----   -------          ---------   ----------
Alcee J. Durand, Jr. 44   President/        Director   Banker more
                            CEO                        than 5 years

Brian Friend         43   Cashier              -       CPA, Banker
                       Vice-President                  more than
                                                        5 years

Charles M. Durand    40     Vice-              -       Banker more
                          President                   than 5 years

Glenn Bienvenu       53     Vice-              -       Banker more
                          President                   than 5 years

Ave Laperouse        45   Assistant            -       Banker less
                        Vice President                than 5 years

Jackie C. Leblanc    49   Assistant            -       Banker more
                        Vice President                than 5 years

Jean L. Potier       59   Assistant            -       Banker more
                        Vice-President                than 5 years

Al Viator            48   Assistant            -       Banker more
                        Vice-President                than 5 years

Ruth Sweeney         54   Assistant            -       Banker more
                        Vice-President                than 5 years

Family Relationships

    No family relationships exist between any members of the Board of Directors.







Item (11) Executive Compensation - Cash Compensation
Number in                                        Cash Compensation
 Group     Group Title                  2000       2001      2002
---------  -------------                ----       ----      ----
    1      President/CEO             $101,821   $104,009  $107,426

    3      Vice-Presidents            150,224    147,957   151,018

    5      Assistant Vice-Presidents  165,207    157,891   152,109

Compensation Pursuant to Plans

     The Bank has a 401(k) plan whereby substantially all employees participate in the Plan. Employees may contribute up to 15 percent of their compensation subject to certain limitations based on federal tax laws. The Bank has the option to make matching contributions. Matching contributions vest to the employee over a 5 year period. For the year ended December 31, 2002, expense attributable to the Plan amounted to $73,651.

Item (12) Security Ownership of Certain Beneficial Owners and Mgmt

Security Ownership of Certain Beneficial Owners:

                Title of   Type of   Country of    Amount   Percent
Name and Address Class    Ownership Citizenship    Owned   of Class
---------------- -----    --------- -----------    ------  -------
James B. Bulliard, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      3,212    11.5%

Gaston L. Dautreuil, Jr.
St. Martinville, LA
                Common     Stock       U.S.A.      2,776     9.9%

Hubert Hulin, Sr.
St. Martinville, LA
                Common     Stock       U.S.A.      1,800     6.4%


Security Ownership of Management:
                           Title of    Type of    Shares   Percent
    Group                   Class     Ownership   Owned    of Class
----------------------      -----     ---------   -----    --------
Directors and Officers     Common       Stock     13,143    47.1%

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

                               Largest
                            Aggregate Amt.
                             Outstanding     Amount        Average
                Relation    Year Ending    Outstanding     Interest
 Name          to Company    12/31/02    as of 12/31/02      Rate
------------   ----------    ---------   --------------     ------
Tilden A. Bonin, Jr.
                Director     $ 76,253      $  15,723          7.89%

Harris Champagne, Jr.
                Director       47,757         46,607          7.29%

Gaston L. Dautreuil, Jr.
                Director        29,642        21,779          6.99%

Larry C. Degeyter
                Director       524,213       280,324          6.77%

Melvin P. Douet
                Director       723,440       702,452          6.24%

Alcee J. Durand, Jr.
                Director        72,710        66,165          6.94%

Darnell E. Fontenot
                Director       380,125       356,030          5.25%

Charles Fuselier
                Director       477,031       455,025          6.00%




  Total outstanding at December 31, 2002  $1,944,105
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


         2. Exhibits

         3. Reports on Form 8-K

            No reports on Form 8-K were filed by Bancshares during quarter ended December 31, 2002.

                                                              Page
         Number                  Exhibit                     Number
         ------   --------------------------------------    -------
         (3)      Articles of Incorporation of Registrant as
                  currently in effect incorporated herein by reference to Exhibit 3 Registrant Registration
                  Statement on Form S-14, filed February 21, 1984

         (11)     Computation of Earnings Per Share            48

         (12)     Computation of Ratios                        19

         (13)     Annual Report to Security Holders         28-62

         (21)     Subsidiary of Registrant                     69

         (23)     Consent of Experts and Council                -


(21)     Subsidiaries of the Registrant
-----    ------------------------------
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

Date: March 26, 2003         By:/s/ Alcee J. Durand, Jr.
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