Form 10-Q
period 2003-03-31
TECHE BANCSHARES INC
filed 2003-05-14
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          March 31, 2003

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

     Common Stock, $10 Par Value - 27,925 shares as of March 31, 2003.















                         TECHE BANCSHARES, INC.

                           TABLE OF CONTENTS
          FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2003


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

  CONSOLIDATED BALANCE SHEETS
          (UNAUDITED)
March 31, 2003 and December 31, 2002
    (Dollars in Thousands)

                                             March 31, December 31,
                                               2003       2002
            ASSETS
Cash and due from banks                         $2,410     $2,354
Interest - bearing deposits with banks           2,232      2,401
Securities Available for Sale at mkt value      26,454     25,400
Securities Held To Maturity (Market Value
     of $202 and $1,105, respectively)             200      1,101
Other securities at cost                           526        524
Federal funds sold                               6,700      2,425
Loans, net of allowance for loan losses
     of $357 and $341, respectively)            29,697     30,197
Bank premises, furniture, and equipment            733        759
Accrued interest receivable                        268        311
Other real estate owned                            145        151
Other assets                                        82         62
                                            ----------------------
Total assets                                   $69,447    $65,685
                                            ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                     $8,096     $9,191
        Interest bearing -
            NOW and MMDA accounts               18,542     13,163
            Savings                              4,998      4,645
            Time, $100 and over,                12,529     13,610
            Other time                          12,364     12,101
                                            ----------------------
                Total deposits                  56,529     52,710

Accrued interest payable                            95        153
FHLB Borrowings                                  7,254      7,290
Other liabilities and accrued expenses             170        182
                                            ----------------------
               Total liabilities                64,048     60,335

Stockholders' equity:
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                    281        281
    Surplus                                      1,144      1,144
    Retained earnings                            3,831      3,742
                                            ----------------------
                                                 5,256      5,167
    Less:   200 shares of treasury stock           (19)       (19)
                Market Value Allowance on
                  AFS Bonds                        162        202
                                            ----------------------
                Total stockholders' equity       5,399      5,350
                                            ----------------------
Total liabilities and stockholders' equity     $69,447    $65,685
                                            ======================
The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF INCOME
         (UNAUDITED)
Three Months Ended March 31, 2003 and 2002;
(Dollars in Thousands except Earnings per Share)

                                              Three Months Ended
                                             March 31,  March 31,
                                               2003       2002
Interest income:
    Interest and fees on loans                    $559       $598
    Interest on investment securities -
        U.S. government securities                 158        178
        State and political subdivisions            20          8
    Interest on interest-bearing deposits
        in banks                                     2          2
    Dividends on equity securities                   6          8
    Interest on federal funds sold                  17         13
                                            ----------------------
            Total interest income                  762        807
Interest expense:
    Interest on deposits                          $192       $300
    Interest on borrowed funds                     105         96
                                            ----------------------
            Total interest expense                 297        396
                                            ----------------------
Net interest income                                465        411
Provision for Credit Losses                         15         10
                                            ----------------------
    Net interest income after provision            450        401
                                            ----------------------
Other income:
    Service charges on deposit accounts             85         80
    Other income and charges                        28         28
                                            ----------------------
           Total other income                      113        108

Other expenses:
    Salaries and employee benefits                 215        217
    Occupancy expense                               54         62
    Other operating expenses                       165        132
                                            ----------------------
        Total other expenses                       434        411
                                            ----------------------
        Income before income taxes                 129         98

    Income taxes                                    40         31
                                            ----------------------
    Net income                                     $89       $ 67
                                            ======================


    Net income per share of common stock         $3.17      $2.42
                                            ======================

    Average shares outstanding                  27,925     27,925
                                            ======================


The accompanying notes are an integral part of this statement.















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
          (UNAUDITED)
For the Three Months Ended March 31, 2003 and 2002



                                            Unrealized
                                            Gain (Loss)
                               Common Stock     on
                                Treas. Stk     AFS
                                  Surplus   Securities     Total

Balances, January 1, 2003            $5,148       $202     $5,350

    Net income three months              89                    89

    Change in Unrealized AFS                       (40)       (40)
                                    -------      ------    ------

Balances, March 31, 2003             $5,237      $ 162     $5,399
                                    =======      ======    ======

Balances, January 1, 2002            $4,743       $146     $4,889

    Net income three months              67                    67

    Change in Unrealized AFS                       (30)       (30)
                                    -------      ------    ------

Balances, March 31, 2002             $4,810      $ 116     $4,926
                                    =======      ======    ======







The accompanying notes are an integral part of this statement.












TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
          (UNAUDITED)
For the Three Months Ended March 31, 2003 and 2002

                                             March 31,  March 31,
                                               2003       2002
Cash flows from operating activities:
    Net income                                     $89       $ 67
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises               25         30
        Provision for Loan loss                     15         10
        Write down of other real estate              5          6
        (Inc)dec accrued int receivable             43         17
        (Inc) dec other assets                     (20)         6
        Inc(dec) accrued interest payable          (58)       (54)
        Inc(dec) other liabilities                 (11)         3
          Net cash provided by operating    ----------------------
            activities                              88         85
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits
      in banks                                     169        145
    Dec(inc) in federal funds                   (4,275)      (125)
    Dec(inc) in investment securities             (193)      1,748
    Dec(inc) in other securities                    (2)        (2)
    Net dec (inc) in loans                         485     (1,096)
    Insurance proceeds from Hurricane                9          0
    Capital expenditures premises & equip           (8)         0
                                            ----------------------
      Net cash used in investing activities     (3,815)        670

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                           (1,095)      (117)
      NOW and MMDA                               5,379    (2,583)
      Savings deposits                             353        537
      Time deposits $100,000 and over           (1,081)        861
      Other time deposits                          263        287
      FHLB Borrowings                              (36)       (24)
                                            ----------------------
  Net cash provided by financing activities      3,783     (1,039)

 Net increase in cash and cash equivalents          56      (284)

Cash and cash equivalents, beginning             2,354      2,257

Cash and cash equivalents, end of period        $2,410     $1,973


Cash paid during the period:

    Interest                                      $450       $450

    Income Taxes                                    $0         $0


The accompanying notes are an integral part of this statement.











                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             March 31, 2003

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the three (3) months ended March 31, 2003. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.

























                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 2003.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 19.41% and Tier one capital ratio was 7.54% at March 31, 2003. The bank only risk based capital ratio was 19.50% and Tier one capital ratio was 7.58%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management monitors our capital ratio and asset growth to assure that the bank will have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at March 31, 2003, were $21,679 a decrease of $2,563 from December 31, 2002. There was $32,314 of loans on which the accrual of interest had been discontinued at March 31, 2003.

We are actively marketing our other real estate owned. At March 31, 2003 other real estate totalled $145,144. The one piece of real estate, a commercial building, that we own is currently under a three year lease with monthly lease payments of $1,800. We are writing down the value of the building owned in the amount of $1,957 per month. At the end of the three year lease, the lessee has an option to purchase the building.

Results of Operations

Net Income. Our net income for the three (3) months ended March 31, 2003 was $88,635 up $21,144 as compared to that of the same period last year. The increase in income was mostly attributed to an increase in net interest income. Net interest income increased as a result of growth of the bank's assets and deposits. The bank has the contract for the local school board account until August 1, 2004. The School Board maintains approximately $10,000,000 on deposit. Much of the increase in net interest income was attributable to earnings on these deposits.

Revenue. Our net interest income for the three (3) months ended March 31, 2003 is up $49,037 as compared to the same period in 2002. The increase in net interest income was the result of growth in the bank's total assets and deposits as previously stated.

Provision for Loan Losses. Our bad debt reserve totalled $356,556 at March 31, 2003 which represents 1.19% of our gross loans. During the first quarter of 2003, we added $15,000 to our reserve for loan loss account. Our reserve for loan loss balance was considered adequate at March 31, 2003.

Other Income. Our other income is up $4,901 when compared to the same period last year. The increase was mostly due to increases in income on demand deposit accounts due to an increase in the volume of demand deposit accounts outstanding.

Other Expenses. Other expenses are up $22,659 as compared to the same time last year. The majority of the increase in expense was due to an increase in other operating expenses. Other operating expenses increased mostly due to an increase in legal expenses paid by the Holding Company. The Company has retained counsel to advise us with a going private and subchapter S transaction that will allow the bank to reduce the cost burden that the Sarbanes-Oxley Act has created.

Provision for Income Tax. A provision is made for income tax to reflect one fourth (3/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended March 31, 2003 was $40,843 as compared to $30,708 for the same period last year. The increase in income tax was due to increased income for the current year.





















                          TECHE BANCSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable under the Small Business Issuer Criteria.



















































                          TECHE BANCSHARES, INC.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation of disclosure controls and procedures was performed by Alcee J. Durand, Jr. and Brian E. Friend on May 5, 2003. On this date they reviewed the accounting processes, procedures and workpapers involved in gathering and compiling the information provided in this Form 10-Q. The workpapers and accompanying Financial Statements will be forwarded to our Independent Auditors for their review prior to filing with the Securities and Exchange Commission. It is the conclusion of Alcee J. Durand, Jr. and Brian
E. Friend that sufficient controls exist to provide for the accurate reporting of financial information.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

May 5, 2003                   Alcee J. Durand, Jr.
Date                          President/CEO


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

May 5, 2003
Date































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

May 5, 2003
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Alcee J. Durand, Jr., certify that the attached financial statements for the period ending March 31, 2003, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President

May 5, 2003
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Brian E. Friend, certify that the attached financial statements for the period ending March 31, 2003, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Brian E. Friend

                              Brian E. Friend
                              Teche Bank & Trust Company
                              Vice President & Cashier

May 5, 2003
Date