Form 10-Q
period 2003-06-30
TECHE BANCSHARES INC
filed 2003-08-13
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          June 30, 2003

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

     Common Stock, $10 Par Value - 27,925 shares as of June 30, 2003.















                         TECHE BANCSHARES, INC.

                           TABLE OF CONTENTS
          FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2003


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


SIGNATURE

CERTIFICATIONS

ACT 906 CERTIFICATIONS






TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
June 30, 2003 and December 31, 2002
    (Dollars in Thousands)
                                                     June 30,  December 31,
                                                       2003       2002
            ASSETS
Cash and due from banks                                 $2,514     $2,354
Interest-bearing deposits with banks                     2,062      2,401
Securities Available for Sale at mkt value              28,141     25,400
Securities Held To Maturity (Market Value
     of $201 and $1,105, respectively)                     200      1,101
Other securities at cost                                   529        524
Federal funds sold                                       6,125      2,425
Loans, net of allowance for loan losses
     of $372 and $341, respectively)                    29,486     30,197
Bank premises, furniture, and equipment                    781        759
Accrued interest receivable                                258        311
Other real estate owned                                    139        151
Other assets                                               213         62
                                                    ----------------------
Total assets                                           $70,448    $65,685
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              7,757     $9,191
        Interest bearing -
            NOW and MMDA accounts                       19,869     13,163
            Savings                                      4,762      4,645
            Time, $100 and over,                        11,942     13,610
            Other time                                  13,011     12,101
                                                    ----------------------
                Total deposits                          57,341     52,710

Accrued interest payable                                    93        153
Federal Home Loan Borrowings                             7,182      7,290
Other liabilities and accrued expenses                     296        182
                                                    ----------------------
               Total liabilities                        64,912     60,335
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    3,906      3,742
                                                    ----------------------
                                                         5,331      5,167
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                224        202
                                                    ----------------------
                Total stockholders' equity               5,536      5,350
                                                    ----------------------
Total liabilities and stockholders' equity             $70,448    $65,685
                                                    ======================

The accompanying notes are an integral part of this statement.
















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Six Months Ended June 30, 2003 and 2002;
(Dollars in Thousands except Earnings per Share and Average Shares)

                                Three Months Ended      Six Months Ended
                                June 30,   June 30,   June 30,   June 30,
                                  2003       2002       2003       2002
Interest income:
    Interest and fees on loans      $578       $609     $1,136     $1,206
    Interest on investment securities -
        U.S. government's            112        199        270        377
        State/political sub's         21         11         41         19
    Dividends on equities              2          3          5          5
    Interest on balances from banks    6          7         12         16
    Interest on federal funds         16         12         33         24
                              --------------------------------------------
        Total interest income        735        841      1,497      1,647
Interest expense:
    Interest on deposits            $188       $268       $380       $568
    Interest on fed funds purchased    -          -          -          -
    Interest on borrowed funds       104         96        208        191
                              --------------------------------------------
        Total interest expense       292        364        588        759
                              --------------------------------------------
Interest inc. before provision       443        477        909        888
Provision for Credit Losses           15         10         30         20
                              --------------------------------------------
    Net interest income              428        467        879        868
                              --------------------------------------------
Other income:
    Service charges deposits          86         93        171        173
    Gain on sale of Securities         -          9          -          9
    Other income and charges          19         28         47         56
                              --------------------------------------------
           Total other income        105        130        218        238

Other expenses:
    Salaries/employee benefits       216        221        432        438
    Occupancy expense                 60         60        114        122
    Other operating expenses         151        143        315        274
                              --------------------------------------------
        Total other expenses         427        424        861        834
                              --------------------------------------------
    Income before income taxes       106        173        236        272

    Income taxes                      31         57         72         88
                              --------------------------------------------
            Net income              $ 75       $116       $164       $184

    Net income per share           $2.68      $4.17      $5.85     $ 6.59

    Average shares outstanding    27,925     27,925     27,925     27,925

The accompanying notes are an integral part of this statement.



















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Six Months Ended June 30, 2003 and 2002



                                           Unrealized
                                Common     Gain (Loss)
                                Stock,         on
                              Treasury &       AFS
                                Surplus    Securities    Total

Balances, January 1, 2003           $5,148     $202     $5,350

    Net income six months              164        -        164

    Change in Unrealized AFS                     22         22
                                    ------    ------    ------

Balances, June 30, 2003             $5,312    $ 224     $5,536
                                    ======    ======    ======



Balances, January 1, 2002           $4,743     $146     $4,889

    Net income six months              184        -        184

    Change in Unrealized AFS                     74         74
                                    ------    ------    ------

Balances, June 30, 2002             $4,927    $ 220     $5,147
                                    ======    ======    ======




The accompanying notes are an integral part of this statement.













TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Six Months Ended June 30, 2003 and 2002

                                                     June 30,   June 30,
                                                       2003       2002
Cash flows from operating activities:
    Net income                                            $164       $184
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       50         59
        Provision for Credit Losses                         30         20
        Write down of other real estate owned               11         12
        (Inc)dec accrued int receivable                     53         26
        (Inc) dec other assets                            (151)       (28)
        Inc(dec) accrued interest payable                  (60)       (60)
        Inc(dec) other liabilities                         115        159
          Net cash provided by operating            ----------------------
            activities                                     212        372
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks         339        290
    Dec(inc) in federal funds                           (3,700)     1,475
    Dec(inc) in investment securities                   (1,818)     1,246
    Dec(inc) in other securities                            (4)         -
    Net dec (inc) in loans                                 681     (2,981)
    Insurance Proceeds from Hurricane                        9          -
    Capital expenditures premises & equip                  (82)       (12)
                                                    ----------------------
      Net cash used in investing activities             (4,575)        18

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                   (1,435)       799
      NOW and MMDA                                       6,706    (3,117)
      Savings deposits                                     117        722
      Time deposits $100,000 and over                   (1,667)       341
      Other time deposits                                  910        263
      Federal Home Loan Borrowings                        (108)       (80)
                                                    ----------------------
  Net cash provided by financing activities              4,523     (1,072)

Net increase in cash and cash equivalents                  160       (682)

Cash and cash equivalents, beginning                     2,354      2,257

Cash and cash equivalents, end of period                $2,514     $1,575


Cash paid during the period:

    Interest                                              $648       $820

    Income Taxes                                          $120       $ 55


The accompanying notes are an integral part of this statement.


















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                             June 30, 2003

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the six (6) months ended June 30, 2003. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 2003.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 19.53% and Tier one capital ratio was 7.58% at June 30, 2003. The bank only risk based capital ratio was 19.42% and Tier one capital ratio was 7.54%. Banks are required to maintain a risk weighted capital to asset ratio of 8% and Tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at June 30, 2003, were $162,906 an increase of $138,664 from December 31, 2002. Loans on which the accrual of interest had been discontinued at June 30, 2003 totalled $32,314.

We own one piece of other real estate. At June 30, 2003 other real estate totalled $139,272. The one piece of real estate, a commercial building, that we own is currently under a three year lease with monthly lease payments of $1,800. We are writing down the value of the building owned in the amount of $1,957 per month. At the end of the three year lease, the lessee has an option to purchase the building.

Results of Operations

Net Income. Our net income for the six (6) months ended June 30, 2003 was $163,468 down $20,422 as compared to that of the same period last year. The decrease in net income was mostly attributed to legal costs associated with the going private transaction that we are pursuing.


Revenue. Our net interest income for the six (6) months ended June 30, 2003 is up $10,968 as compared to the same period in 2002. Net interest income increased as the result of growth of the bank's assets and deposits. The bank has the contract for the local school board account until August 1, 2004. The School Board maintains approximately $10,000,000 on deposit. Much of the increase in net interest income was attributable to earnings on these deposits. Total interest income decreased $150,658. The decrease was mostly due to lower rates received on loans and investments. Total interest expense decreased $171,628. This decrease in interest expense should continue as our certificates of deposit renew.

Provision for Loan Losses. Our bad debt reserve totalled $371,632 at June 30, 2003 which represents 1.24% of our gross loans. During the first half of 2003, we added $30,000 to our reserve for loan loss account. We increased our allowance for loan losses to set aside reserves in the event that our loan losses increase due to uncertainties in the economy. Our reserve for loan loss balance was considered adequate at June 30, 2003.

Other Income. Our other income decreased $20,684 as compared to the same period last year. The decrease was mostly due to a decrease in commission income on the sale of credit life and disability insurance for the first half of the year.

Other Expenses. Other expenses are up $26,101 as compared to the same time last year. The majority of the change in other expenses was due to an increase in other operating expenses. Other operating expenses increased mostly due to an increase in legal expenses paid by the Holding Company. The Company has retained counsel to advise us with a going private and subchapter S transaction that will allow the bank to reduce the cost burden that the Sarbanes-Oxley Act has created.

Provision for Income Tax. A provision is made for income tax to reflect one half (6/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended June 30, 2003 was $72,142 as compared to $87,537 for the same period last year. Income tax expense decreased due to a decrease in income for the current year.


















                          TECHE BANCSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable under the Small Business Issuer Criteria.
















































                          TECHE BANCSHARES, INC.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation of disclosure controls and procedures was performed by Alcee J. Durand, Jr. and Brian E. Friend on July 29, 2003. On this date they reviewed the accounting processes, procedures and workpapers involved in gathering and compiling the information provided in this Form 10-Q. The workpapers and accompanying Financial Statements will be forwarded to our Independent Auditors for their review prior to filing with the Securities and Exchange Commission. It is the conclusion of Alcee J. Durand, Jr. and Brian
E. Friend that sufficient controls exist to provide for the accurate reporting of financial information.

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

                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

August 11, 2002               Alcee J. Durand, Jr.
Date                          President/CEO








































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

August 11, 2003
Date































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

August 11, 2003
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Alcee J. Durand, Jr., certify that the attached financial statements for the period ending June 30, 2003, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President

August 11, 2003
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Brian E. Friend, certify that the attached financial statements for the period ending June 30, 2003, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Brian E. Friend

                              Brian E. Friend
                              Teche Bank & Trust Company
                              Vice President & Cashier

August 11, 2003
Date