Form 10-Q
period 2003-09-30
TECHE BANCSHARES INC
filed 2003-11-13
CIK 740878

UNITED STATES

                    SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C. 20549

                                 FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the quarterly period ended          September 30, 2003

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

     Common Stock, $10 Par Value - 27,925 shares as of September 30, 2003.















                         TECHE BANCSHARES, INC.

                           TABLE OF CONTENTS
          FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2003


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


SIGNATURE

CERTIFICATIONS

ACT 906 CERTIFICATIONS






TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
 CONSOLIDATED BALANCE SHEETS
September 30, 2003 and December 31, 2002
    (Dollars in Thousands)
                                                     Sept. 30,  December 31,
                                                         2003       2002
            ASSETS
Cash and due from banks                                 $1,774     $2,354
Interest-bearing deposits with banks                     1,833      2,401
Securities Available for Sale at mkt value              27,208     25,400
Securities Held To Maturity (Market Value
     of $456 and $1,105, respectively)                     470      1,101
Other securities at cost                                   585        524
Federal funds sold                                       5,900      2,425
Loans, net of allowance for loan losses
     of $387 and $341, respectively)                    28,694     30,197
Bank premises, furniture, and equipment                    765        759
Accrued interest receivable                                266        311
Other real estate owned                                    134        151
Other assets                                               268         62
                                                    ----------------------
Total assets                                           $67,897    $65,685
                                                    ======================
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
    Deposits -
        Non-interest demand                              8,214     $9,191
        Interest bearing -
            NOW and MMDA accounts                       15,902     13,163
            Savings                                      4,774      4,645
            Time, $100 and over,                        12,961     13,610
            Other time                                  13,101     12,101
                                                    ----------------------
                Total deposits                          54,952     52,710

Accrued interest payable                                    74        153
Federal Home Loan Borrowings                             7,109      7,290
Other liabilities and accrued expenses                     291        182
                                                    ----------------------
               Total liabilities                        62,427     60,335
Stockholders' equity
    Common stock ($10 par value, 100,000
        shares authorized, 28,125 shares
        issued and outstanding)                            281        281
    Surplus                                              1,144      1,144
    Retained earnings                                    3,952      3,742
                                                    ----------------------
                                                         5,377      5,167
    Less:   200 shares of treasury stock                   (19)       (19)
                Market Value Allowance on
                  AFS Bonds                                112        202
                                                    ----------------------
                Total stockholders' equity               5,470      5,350
                                                    ----------------------
Total liabilities and stockholders' equity             $67,897    $65,685
                                                    ======================

The accompanying notes are an integral part of this statement.
















































TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana
         (UNAUDITED)
CONSOLIDATED STATEMENTS OF INCOME
Nine Months Ended September 30, 2003 and 2002;
(Dollars in Thousands except Earnings per Share and Average Shares)
                                Three Months Ended     Nine Months Ended
                                Sept. 30,  Sept. 30,  Sept. 30,  Sept. 30,
                                  2003       2002       2003       2002
Interest income:
    Interest and fees on loans      $553       $627     $1,689     $1,834
    Interest on investment securities -
        U.S. government's             88        211        358        588
        State/political sub's         22         13         62         32
    Dividends on equities              5          6         10          11
    Interest on balances from banks    4          9         17         24
    Interest on federal funds         13         11         45         35
                              --------------------------------------------
        Total interest income        685        877      2,181      2,524
Interest expense:
    Interest on deposits            $168       $261     $  547     $  829
    Interest on fed funds purchased    -          -          -          -
    Interest on borrowed funds       103        101        311        293
                              --------------------------------------------
        Total interest expense       271        362        858      1,122
                              --------------------------------------------
Interest inc. before provision       414        515      1,323      1,402
Provision for Credit Losses           15         13         45         33
                              --------------------------------------------
    Net interest income              399        502      1,278      1,369
                              --------------------------------------------
Other income:
    Service charges deposits          90         94        261        267
    Gain on Sale of Securities         -          -          -          9
    Other income and charges          29         26         75         83
                              --------------------------------------------
           Total other income        119        120        336        359
Other expenses:
    Salaries/employee benefits       216        225        647        662
    Occupancy expense                 55         59        169        182
    Other operating expenses         187        134        503        409
                              --------------------------------------------
        Total other expenses         458        418      1,319      1,253
                              --------------------------------------------
    Income before income taxes        60        204        295        475

    Income taxes                      13         67         85        154
                              --------------------------------------------
            Net income              $ 47       $137       $210       $321

    Net income per share           $1.68      $4.92     $ 7.53     $11.50

    Average shares outstanding    27,925     27,925     27,925     27,925
The accompanying notes are an integral part of this statement.
TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
         (UNAUDITED)
For the Nine Months Ended September 30, 2003 and 2002



                                           Unrealized
                                Common     Gain (Loss)
                                Stock,         on
                              Treasury &       AFS
                                Surplus    Securities    Total

Balances, January 1, 2003           $5,148     $202     $5,350

    Net income nine months             210        -        210

    Change in Unrealized AFS                    (90)       (90)
                                    ------    ------    ------

Balances, September 30, 2003        $5,358    $ 112     $5,470
                                    ======    ======    ======



Balances, January 1, 2002           $4,742     $146     $4,888

    Net income nine months             321        -        321

    Change in Unrealized AFS                     57         57
                                    ------    ------    ------

Balances, September 30, 2002        $5,063    $ 203     $5,266
                                    ======    ======    ======




The accompanying notes are an integral part of this statement.













TECHE BANCSHARES, INC. AND SUBSIDIARY
  St. Martinville, Louisiana

CONSOLIDATED STATEMENTS OF CASH FLOWS
         (UNAUDITED)
For the Nine Months Ended September 30, 2003 and 2002

                                                     Sept. 30,  Sept. 30,
                                                       2003       2002
Cash flows from operating activities:
    Net income                                            $210       $321
    Adjustments to reconcile net income
      to net cash provided by
      operating activities -
        Depreciation of bank premises                       78         89
        Provision for Credit Losses                         45         33
        Write down of other real estate owned               18         18
        (Inc)dec accrued int receivable                     45         22
        (Inc) dec other assets                            (206)       (72)
        Inc(dec) accrued interest payable                  (79)      (100)
        Inc(dec) other liabilities                         110        262
          Net cash provided by operating            ----------------------
            activities                                     221        573
Cash flows from investing activities:
    Dec(inc) in interest bearing deposits in banks         568       (532)
    Dec(inc) in federal funds                           (3,475)       (75)
    Dec(inc) in investment securities                   (1,267)    (5,615)
    Purchase of Other Securities                           (61)       (37)
    Net dec (inc) in loans                               1,458     (2,920)
    Capital expenditures premises & equip                    9        (12)
    Capital expenditures for bank premises & equip         (93)         -
                                                    ----------------------
      Net cash used in investing activities             (2,861)    (9,191)

Cash flows from financing activities:
    Net increase (decrease) in -
      Demand deposits                                     (977)      (862)
      NOW and MMDA                                       2,738      5,456
      Savings deposits                                     129        489
      Time deposits $100,000 and over                     (649)     1,619
      Other time deposits                                1,000        336
      Federal Home Loan Borrowings                        (181)       866
                                                    ----------------------
  Net cash provided by financing activities              2,060      8,628

Net increase in cash and cash equivalents                 (580)         10

Cash and cash equivalents, beginning                     2,354      2,257

Cash and cash equivalents, end of period                $1,774     $2,267


Cash paid during the period:
    Interest                                            $  937     $1,222

    Income Taxes                                          $180       $109


The accompanying notes are an integral part of this statement.


















































                          TECHE BANCSHARES, INC.

                       NOTES TO FINANCIAL STATEMENTS

                            September 30, 2003

     The information furnished reflects all normal, recurring adjustments which are, in the opinion of management, necessary for a fair statement of Teche Bancshares, Inc. and its subsidiary for the nine (9) months ended September 30, 2003. Results for the interim period presented are not necessarily indicative of results which may be expected for any other interim period or for the year as a whole.










































                          TECHE BANCSHARES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 2003.

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

Capital Resources and Asset Quality

Our consolidated risk based capital to asset ratio was 19.70% and Tier one capital ratio was 7.92% at September 30, 2003. The bank only risk based capital ratio was 19.54% and Tier one capital ratio was 7.85%. Banks are required to maintain a risk based capital ratio of 8% and tier one capital ratio of 5%. Our risk based capital ratio and Tier one capital ratio both exceed the required amount. Management is monitoring our capital ratio and asset growth to assure that the bank will continue to have adequate capital to support its assets.

Asset quality continues to be satisfactory due to our emphasis on credit quality in our loan portfolio. Management is of the opinion that we have all of our problem credits identified and that an adequate allowance has been made for any potential future losses.

We continuously monitor the quality of our loans. Loans past due 90 days or greater still accruing at September 30, 2003, were $112,351 an increase of $88,109 from December 31, 2002. Loans on which the accrual of interest had been discontinued at September 30, 2003 totalled $63,318.

We own one piece of other real estate. At September 30, 2003 other real estate totalled $133,400. The one piece of real estate, a commercial building, that we own is currently under a three year lease with monthly lease payments of $1,800. We are writing down the value of the building owned in the amount of $1,957 per month. At the end of the three year lease, the lessee has an option to purchase the building.

Results of Operations

Net Income. Our net income for the nine (9) months ended September 30, 2003 was $210,270 down $110,921 as compared to that of the same period last year. The decrease in net income was mostly attributed to legal costs associated with the going private transaction that we are pursuing and a decrease in our net interest income for the period.

Revenue. Our net interest income for the nine (9) months ended September 30, 2003 is down $91,285 as compared to the same period in 2002. Total interest income decreased $343,157. The decrease was due to lower interest rates received on loans and investments. Total interest expense decreased $263,541. The decline in interest expense seems to be slowing as some depositors are opting for longer maturities at renewal to obtain higher rates.

Provision for Loan Losses. Our bad debt reserve totalled $386,632 at September 30, 2003 which represents 1.33% of our gross loans. During the nine months of 2003, we added $45,000 to our reserve for loan loss account. We increased our allowance for loan losses to set aside reserves in the event that our loan losses increase due to uncertainties in the economy. Our reserve for loan loss balance was considered adequate at September 30, 2003.

Other Income. Other income was down $22,440 as compared to the same period last year. The decrease was mostly due to a decrease in the amount of NSF fees collected and a decrease in the sale of credit life and disability insurance.

Other Expenses. Other expenses are up $66,250 as compared to the same time last year. The majority of the change in other expenses was due to an increase in other operating expenses. Other operating expenses increased mostly due to an increase in legal expenses paid by the Holding Company. The Company has retained counsel to advise us with a going private and subchapter S transaction that will allow the bank to reduce the cost burden that the Sarbanes-Oxley Act has created.

Provision for Income Tax. A provision is made for income tax to reflect three fourths (9/12ths) of the annualized income tax that we anticipate we will incur. The provision for income tax for the period ended September 30, 2003 was $85,191 as compared to $154,245 for the same period last year. Income tax expense decreased due to a decrease in income for the current year.



















                          TECHE BANCSHARES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Inapplicable under the Small Business Issuer Criteria.


















































                          TECHE BANCSHARES, INC.

ITEM 4. CONTROLS AND PROCEDURES

     An evaluation of disclosure controls and procedures was performed by Alcee J. Durand, Jr. and Brian E. Friend on October 24, 2003. On this date they reviewed the accounting processes, procedures and workpapers involved in gathering and compiling the information provided in this Form 10-Q. The workpapers and accompanying Form 10-Q will be forwarded to our Independent Auditors for their review prior to filing with the Securities and Exchange Commission. It is the conclusion of Alcee J. Durand, Jr. and Brian E. Friend that sufficient controls exist to provide for the accurate reporting of financial information.

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

October 24, 2003
Date






































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

October 24, 2003
Date
































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

October 24, 2003
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Alcee J. Durand, Jr., certify that the attached financial statements for the period ending September 30, 2003, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Alcee J. Durand, Jr.

                              Alcee J. Durand, Jr.
                              President

October 24, 2003
Date
































                         TECHE BANCSHARES, INC.
                         ACT 906 CERTIFICATION


     I, Brian E. Friend, certify that the attached financial statements for the period ending September 30, 2003, fully comply with the requirements of sections 13(a) or 15(d) of the Exchange Act and the statements fairly represent, in all material respects, the financial condition and results of operations of Teche Bancshares, Inc.


                              TECHE BANCSHARES, INC.
                              Registrant


                              /s/ Brian E. Friend

                              Brian E. Friend
                              Teche Bank & Trust Company
                              Vice President & Cashier

October 24, 2003
Date